Form 10-K/A
period 2020-12-31
Omnichannel Acquisition Corp.
filed 2021-06-04
CIK 1827669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately: N/A

As of June 3, 2021, the Registrant had 20,650,000 shares of its Class A common stock, $0.0001 par value per share, and 5,162,500 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Omnichannel Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Omnichannel Acquisition Corp. for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 24, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 6, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 9, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on November 24, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of 0perations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

ii

PART I

Item 1A. Risk Factors.

New Risk Factors in this Amendment

The following risk factors, which relate to the matters discussed in the Explanatory Note, have been added to this Amendment. Other than this section, “New Risk Factors in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since March 31, 2021, the date of the Original Filing. However, all Risk Factors not updated should be read in light of the information presented below.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

PART II

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal period ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 9, 2020 (inception) through December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 24, 2020, our Warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 19, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 9, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our Warrants and should no longer be relied upon.

Historically, our Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on November 24, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of 0perations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $821,000 in cash and working capital of approximately $1.2 million (excluding tax obligations of approximately $61,000 that may be paid using investment income earned from the Trust Account).

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

For the period from September 9, 2020 (inception) through December 31, 2020, we had a net loss of approximately $3.9 million, which consisted of approximately $1.8 million loss from changes in fair value of derivative warrant liabilities, a loss upon issuance of Private Placement Warrants of approximately $1.1 million, offering costs of approximately $0.7 million related to the issuance of derivative warrant liabilities, approximately $173,000 in general and administrative expenses, $8,000 in general and administrative expenses to related parties, $62,000 of franchise tax expense, and a net loss on investments held in the Trust Account of approximately $1,000.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from September 9, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $1.8 million.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, we agreed to pay our Sponsor a total of $4,000 per month for office space, secretarial and administrative services provided to members of our management team.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 17,423,106 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the net loss from investments held in the Trust Account of approximately $1,200 for the period from September 9, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 9, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $3.9 million, less amounts allocated to Class A common stock outstanding, by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We issued 10,325,000 warrants to purchase Class A common stock, including Over-Allotment Units, to investors in our Initial Public Offering and issued 6,130,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants, was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequent to the when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Public Warrants and Private Warrants was estimated at each measurement date using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our Warrants. Since issuance on November 24, 2020, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by May 24, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

June 3, 2021

OMNICHANNEL ACQUISITION CORP.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$821,080
Prepaid expenses	627,614
Total current assets	1,448,694
Investments held in Trust Account	206,498,802
Total Assets	$207,947,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,728
Accounts payable - related party	8,000
Accrued expenses	182,577
Due to related party	6,252
Franchise tax payable	61,420
Total current liabilities	261,977
Derivative warrant liabilities	21,226,950
Deferred underwriting commissions	7,227,500
Total liabilities	28,716,427

Commitments and Contingencies
Class A common stock, $0.0001 par value; 17,423,106 shares subject to possible redemption at $10.00 per share	174,231,060

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,226,894 shares issued and outstanding (excluding 17,423,106 shares subject to possible redemption)	322
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	8,880,763
Accumulated deficit	(3,881,651)
Total stockholders’ equity	5,000,009
Total Liabilities and Stockholders’ Equity	$207,947,496

(1)	This number included up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

OMNICHANNEL ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For the Period from September 9, 2020 (inception) through December 31, 2020

General and administrative expenses	$173,165
General and administrative expenses - related party	8,000
Franchise tax expense	61,420
Loss from operations	(242,585)

Other income (expense):
Loss upon issuance of private placement warrants	(1,103,400)
Change in fair value of derivative warrant liabilities	(1,810,050)
Offering costs associated with derivative warrant liabilities	(724,418)
Loss from investments held in Trust Account	(1,198)
Earnings before income taxes	(3,881,651)
Income tax benefit	-
Net loss	(3,881,651)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,547,368

Basic and diluted net loss per share, Class A	$(0.00)

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	5,055,914

Basic and diluted net loss per share, Class B	$(0.55)

(1)	This number excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

OMNICHANNEL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated - See Note 2

For the Period from September 9, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 9, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders (1)	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities for public warrants	20,650,000	2,065	-	-	194,314,435	-	194,316,500
Offering costs	-	-	-	-	(11,228,780)	-	(11,228,780)
Class A common stock subject to possible redemption	(17,423,106)	(1,743)	-	-	(174,229,317)	-	(174,231,060)
Net loss	-	-	-	-	-	(3,881,651)	(3,881,651)
Balance - December 31, 2020	3,226,894	$322	5,750,000	$575	$8,880,763	$(3,881,651)	$5,000,009

(1)	This number included up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

OMNICHANNEL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated - See Note 2

For the Period from September 9, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,881,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss upon issuance of private placement warrants	1,103,400
Offering costs associated with derivative warrant liabilities	724,418
Change in fair value of derivative warrant liabilities	1,810,050
Loss on investments held in Trust Account	1,198
Changes in operating assets and liabilities:
Prepaid expenses	(627,614)
Accounts payable	3,728
Accounts payable - related party	8,000
Accrued expenses	107,577
Franchise tax payable	61,420
Due to related party	6,252
Net cash used in operating activities	(683,222)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(206,500,000)
Net cash used in investing activities	(206,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	43,913
Repayment of note payable to related party	(104,788)
Proceeds received from initial public offering, gross	206,500,000
Proceeds received from private placement	6,130,000
Offering costs paid	(4,589,823)
Net cash provided by financing activities	208,004,302

Net increase in cash	821,080
Cash - beginning of the period	-
Cash - end of the period	$821,080

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$75,000
Deferred underwriting commissions in connection with the initial public offering	$7,227,500
Initial value of Class A common stock subject to possible redemption	$170,500,700
Change in Value of Class A common stock subject to possible redemption	$3,730,360

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

The Company’s sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective November 19, 2020. On November 24, 2020, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions (Note 6). The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (Note 5). Simultaneously with the closing of the Over-Allotment on November 30, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 130,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $130,000.

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

The Company provides the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 45) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $821,000 in cash, and working capital of approximately $1.2 million (excluding tax obligations of approximately $61,000 that may be paid using investment income earned from the Trust Account).

The Company’s liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $105,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 24, 2022 then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022.

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

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants to purchase Class A common stock that the Company issued in November 2020 (collectively, the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 24, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on November 24, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheet and statement of operations for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$207,947,496	$-	$207,947,496
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$261,977	$-	$261,977
Deferred underwriting commissions	7,227,500	-	7,227,500
Derivative warrant liabilities	-	21,226,950	21,226,950
Total liabilities	7,489,477	21,226,950	28,716,427
Class A common stock, $0.0001 par value; shares subject to possible redemption	195,458,010	(21,226,950)	174,231,060
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	110	212	322
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,243,107	3,637,656	8,880,763
Accumulated deficit	(243,783)	(3,637,868)	(3,881,651)
Total stockholders’ equity	5,000,009	-	5,000,009
Total liabilities and stockholders’ equity	$207,947,496	$-	$207,947,496

	Period From September 9, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(242,585)	$-	$(242,585)
Other income (expense):			-
Loss upon issuance of private placement warrants		(1,103,400)	(1,103,400)
Offering costs associated with derivative warrant liabilities		(724,418)	(724,418)
Change in fair value of derivative warrant liabilities	-	(1,810,050)	(1,810,050)
Loss from investments held in Trust Account	(1,198)	-	(1,198)
Earnings before income taxes	(243,783)	(3,637,868)	(3,881,651)
Income tax benefit
Net loss	$(243,783)	$(3,637,868)	$(3,881,651)

Basic and Diluted weighted-average Class A common shares outstanding	20,547,368	-	20,547,368
Basic and Diluted net income per Class A common shares	$(0.00)	-	$(0.00)
Basic and Diluted weighted-average Class B common shares outstanding	5,055,914	-	5,055,914
Basic and Diluted net loss per Class B common shares	$(0.05)	(0.50)	$(0.55)

In addition, the impact to the balance sheet dated November 24, 2020, filed on Form 8-K on December 1, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $18.9 million increase to the derivative warrant liabilities line item at November 24, 2020 and offsetting decrease to the Class A common stock subject to possible redemption temporary equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of November 24, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$202,148,859	$-	$202,148,859
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$768,154	$-	$768,154
Deferred underwriting commissions	7,000,000	-	7,000,000
Derivative warrant liabilities	-	18,880,000	18,880,000
Total liabilities	7,768,154	18,880,000	26,648,154
Class A common stock, $0.0001 par value; shares subject to possible redemption	189,380,700	(18,880,000)	170,500,700
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	106	189	295
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,047,921	1,783,139	6,831,060
Accumulated deficit	(48,597)	(1,783,328)	(1,831,925)
Total stockholders’ equity	5,000,005	-	5,000,005
Total liabilities and stockholders’ equity	$202,148,859	$-	$202,148,859

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements a, the Company’s financial statements for the period from September 9, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of Public Warrants and Private Warrants was estimated at each measurement date using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.7 million is included in financing costs associated with derivative warrant liabilities in the statement of operations and $11.2 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 17,423,106 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the net loss from investments held in the Trust Account of approximately $1,200 for the period from September 9, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 9, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $3.9 million, less amounts allocated to Class A common stock outstanding, by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 10,325,000 warrants to purchase Class A common stock, including Over-Allotment Units, to investors in our Initial Public Offering and issued 6,130,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at each measurement date using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.

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

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, there were 20,650,000 Class A common stock issued and outstanding, including 17,423,106 Class A common stock subject to possible redemption.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$206,498,802	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	-	-	13,319,250
Derivative warrant liabilities - Private placement warrants	-	-	7,907,700
Total Fair Value	$206,498,802	-	21,226,950

(1)	Matures on May 27, 2021 and excludes $651 of investments held in cash within the Trust Account.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the period from September 9, 2020 (inception) through December 31, 2020.

The fair value of Public Warrants and Private Warrants was estimated at each measurement date using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The estimated fair value of the Public Warrants and Private Placement Warrants was determined using Level 3 inputs. For the period since September 8, 2020 (inception) until December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $1.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

Inherent in a binomial / lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	November 24, 2020	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.38	$9.65
Term (yrs)	5.5	5.5
Volatility	25.0%	25.0%
Risk-free rate	0.50%	0.50%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 9, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 9, 2020 (inception)	$-
Issuance of Public and Private Warrants	19,416,900
Change in fair value of derivative warrant liabilities	1,810,050
Derivative warrant liabilities at December 31, 2020	$21,226,950

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from September 9, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liability, loss upon issuance of Private Placement Warrants and offering costs associated with derivative warrant liablities	(19.7)%
Change in Valuation Allowance	(1.3)%
Income Taxes Benefit	0.0%

Note 11—Subsequent Events

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

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of November 19, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
4.5 (1)	Description of Securities
10.1	Letter Agreement, dated November 19, 2020, by and among the Company, Omnichannel Sponsor LLC and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.2	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.3	Registration Rights Agreement, dated November 19, 2020, by and among the Company, Omnichannel Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2020, by and among the Company, Omnichannel Sponsor LLC and the other parties thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Initial 10-K filed on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 3, 2021

OMNICHANNEL ACQUISITION CORP.

By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Matt Higgins	Chief Executive Officer and Chairman	June 3, 2021
Matt Higgins	(Principal Executive Officer)

/s/ Christine Pantoya	Chief Financial Officer	June 3, 2021
Christine Pantoya	(Principal Financial and Accounting Officer)

/s/ Bobbi Brown	Director	June 3, 2021
Bobbi Brown

/s/ Albert Carey	Director	June 3, 2021
Albert Carey

/s/ Priya Dogra	Director	June 3, 2021
Priya Dogra

/s/ Mark Gerson	Director	June 3, 2021
Mark Gerson

/s/ Emmett Shine	Director	June 3, 2021
Emmett Shine