Form 10-Q
period 2021-03-31
Omnichannel Acquisition Corp.
filed 2021-06-08
CIK 1827669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

OMNICHANNEL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39726	85-3113789
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

485 Springfield Avenue #8 Summit, NJ	07901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 271-6641

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of June 8, 2021, 20,650,000 Class A common stock, par value $0.0001 per share, and 5,162,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OMNICHANNEL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended March 31, 2021
Table of Contents

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$710,520	$821,080
Prepaid expenses	537,780	627,614
Total current assets	1,248,300	1,448,694
Investments held in Trust Account	206,567,832	206,498,802
Total Assets	$207,816,132	$207,947,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$36,759	$3,728
Accounts payable - related party	12,000	8,000
Accrued expenses	1,065,841	182,577
Due to related party	-	6,252
Franchise tax payable	48,767	61,420
Total current liabilities	1,163,367	261,977
Derivative warrant liabilities	13,164,000	21,226,950
Deferred underwriting commissions	7,227,500	7,227,500
Total liabilities	21,554,867	28,716,427

Commitments and Contingencies

Class A common stock, $0.0001 par value; 18,126,126 and 17,423,106 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	181,261,260	174,231,060

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,523,874 and 3,226,894 shares issued and outstanding (excluding 18,126,126 and 17,423,106 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	252	322
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,162,500 and 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	516	575
Additional paid-in capital	1,850,692	8,880,763
Retained earnings (accumulated deficit)	3,148,545	(3,881,651)
Total stockholders’ equity	5,000,005	5,000,009
Total Liabilities and Stockholders’ Equity	$207,816,132	$207,947,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMNICHANNEL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2021

General and administrative expenses	$1,040,092
Administrative expenses - related party	12,000
Franchise tax expense	49,692
Loss from operations	(1,101,784)
Other income:
Change in fair value of derivative warrant liabilities	8,062,950
Net gain from investments held in Trust Account	69,030
Net Income	$7,030,196

Weighted average shares outstanding of Class A common stock, basic and diluted	20,650,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	5,162,500

Basic and diluted net income per share, Class B	$1.36

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the Three Months Ended March 31, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	3,226,894	$322	5,750,000	$575	$8,880,763	(3,881,651.00)	$5,000,009
Common stock subject to possible redemption	(703,020)	(70)			(7,030,130)	-	(7,030,200)
Forfeiture of Class B common stock			(587,500)	(59)	59	-	-
Net income	-	-	-	-	-	7,030,196	7,030,196
Balance - December 31, 2020	2,523,874	$252	5,162,500	$516	$1,850,692	$3,148,545	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

 For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net Income	$7,030,196
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(69,030)
Change in fair value of derivative warrant liabilities	(8,062,950)
Changes in operating assets and liabilities:
Prepaid expenses	89,834
Accounts payable	33,031
Accounts payable - related party	4,000
Accrued expenses	883,264
Franchise tax payable	(12,653)
Due to related party	(6,252)
Net cash used in operating activities	(110,560)

Net decrease in cash	(110,560)

Cash - beginning of the period	821,080
Cash - end of the period	$710,520

Supplemental disclosure of noncash activities:
Change in Value of Class A common stock subject to possible redemption	$7,030,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2021, the Company had approximately $711,000 in cash and working capital of approximately $134,000 (excluding tax obligations of approximately $49,000 that may be paid using investment income earned from the Trust Account).

The Company’s liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 24, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, due to related party and franchise tax payable approximate their fair values due to the short-term nature of the instruments. As of March 31, 2021 and December 31, 2020, the Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at March 31, 2020 by reference to the listed price in an active market for the Public Warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company issued 10,325,000 warrants to purchase Class A common stock, including Over-Allotment Units, to investors in our Initial Public Offering and issued 6,130,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at March 31, 2020 by reference to the listed price in an active market for the Public Warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 18,126,126 and 17,423,106 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, which resulted in approximately $19,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $7.0 million, less income attributable to Class A common stock, resulting in approximately $7.0 million by the weighted average number of shares of Class B common stock outstanding for the period.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no amounts accrued for interest and penalties.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of the Company’s management team. We incurred $12,000 in expenses in connection with such services during the three months ended March 31, 2021, included in administrative expenses - related party on the accompanying statement of operations.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

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

Note 6—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 20,650,000 Class A common stock issued and outstanding, including 18,126,126 Class A common stock subject to possible redemption. As of December 31, 2020, there were 20,650,000 Class A common stock issued and outstanding, including 17,423,106 Class A common stock subject to possible redemption.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7---Derivative Warrants

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$206,567,832	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	8,260,000	-	-
Derivative warrant liabilities - Private placement warrants	-	4,904,000	-
Total Fair Value	$214,827,832	$4,904,000	$-

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$206,498,802	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	-	-	13,319,250
Derivative warrant liabilities - Private placement warrants	-	-	7,907,700
Total Fair Value	$206,498,802	$-	$21,226,950

December 31, 2020

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement, as a result of the Public Warrants being listed price in an active in March 2021.

The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at March 31, 2021 by reference to the listed price in an active market for the Public Warrants. The Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For the three months ended March 31, 2021, the Company recognized a gain from a decrease in the fair value of derivative warrant liabilities of approximately $8 million, which is presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statement of operations.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of a binomial / lattice model to estimate fair value at December 31, 2020 requires assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

December 31, 2020
Exercise price	$11.50
Stock price	$9.65
Term (yrs)	5.5
Volatility	25.0%
Risk-free rate	0.50%

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$21,226,950
Transfer of Public Warrants and Private Placement Warrants from Level 3	(21,226,950)
Level 3 derivative warrant liabilities at March 31, 2021	$-

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was issued and available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Omnichannel Acquisition Corp.,” “Omnichannel,” “our,” “us” or “we” refer to Omnichannel Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on September 9, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective November 19, 2020. On November 24, 2020, we consummated its Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions (Note 5). We granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (Note 4). Simultaneously with the closing of the Over-Allotment on November 30, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 130,000 Private Placement Warrants by the Sponsor, generating gross proceeds to us of $130,000.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $206.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or May 24, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of March 31, 2021, we had approximately $711,000 in cash and working capital of approximately $134,000 (not taking into account approximately $49,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 24, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $7.0 million which consisted of an approximately $8.1 million gain in change fair value of derivative warrant liabilities and approximately $69,000 income from our investments held in the Trust Account, partially offset by $1.0 million in general and administrative expenses, $12,000 in general and administrative expenses – related party and approximately $50,000 in franchise tax.

Contractual Obligations

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on November 30, 2020, the underwriters were entitled to an additional fee of $130,000 paid upon closing, and $227,500 in deferred underwriting commissions.

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

We issued 10,325,000 warrants to purchase Class A common stock, including Over-Allotment Units, to investors in our Initial Public Offering and issued 6,130,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at March 31, 2020 by reference to the listed price in an active market for the Public Warrants.

Class A Common Stock Subject to Possible Redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, a total of 18,126,126 and 17,423,106 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

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

Our statement of operations includes a presentation of income (loss) per common share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, which resulted in approximately $19,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $7.0 million, less income attributable to Class A common stock, resulting in approximately $7.0 million by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 8, 2021	OMNICHANNEL ACQUISITION CORP.

	By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer