Form 10-Q
period 2021-06-30
Omnichannel Acquisition Corp.
filed 2021-08-13
CIK 1827669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

OMNICHANNEL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39726	85-3113789
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

First Floor West 51 John F Kennedy Pkwy Millburn, NJ	07078
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 271-6641

485 Springfield Avenue #8
Summit, NJ 07901

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	OCA.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	OCA	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	OCA.WS	New York Stock Exchange

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

As of August 13, 2021, 20,650,000 shares of Class A common stock, par value $0.0001 per share, and 5,162,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively

OMNICHANNEL ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OMNICHANNEL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$472,478	$821,080
Prepaid expenses	450,967	627,614
Total current assets	923,445	1,448,694
Investments held in Trust Account	206,572,852	206,498,802
Total Assets	$207,496,297	$207,947,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$56,617	$3,728
Accounts payable - related party	9,305	8,000
Accrued expenses	2,657,965	182,577
Due to related party	-	6,252
Franchise tax payable	73,164	61,420
Total current liabilities	2,797,051	261,977
Derivative warrant liabilities	16,784,100	21,226,950
Deferred underwriting commissions	7,227,500	7,227,500
Total liabilities	26,808,651	28,716,427

Commitments and Contingencies

Class A common stock, $0.0001 par value; 17,568,764 and 17,423,106 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	175,687,640	174,231,060

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,081,236 and 3,226,894 shares issued and outstanding (excluding 17,568,764 and 17,423,106 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	308	322
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,162,500 and 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	516	575
Additional paid-in capital	7,424,256	8,880,763
Accumulated deficit	(2,425,074)	(3,881,651)
Total stockholders’ equity	5,000,006	5,000,009
Total Liabilities and Stockholders’ Equity	$207,496,297	$207,947,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$1,897,224	$2,937,316
Administrative expenses - related party	12,000	24,000
Franchise tax expense	49,315	99,007
Loss from operations	(1,958,539)	(3,060,323)
Other income (loss)
Change in fair value of derivative warrant liabilities	(3,620,100)	4,442,850
Income from investments held in Trust Account	5,020	74,050
Net income (loss)	$(5,573,619)	$1,456,577

Weighted average shares outstanding of Class A common stock, basic and diluted	20,650,000	20,650,000

Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	5,162,500	5,162,500

Basic and diluted net income (loss) per share, Class B	$(1.08)	$0.28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	3,226,894	$322	5,750,000	$575	$8,880,763	$(3,881,651)	$5,000,009
Class A common stock subject to possible redemption	(703,020)	(70)			(7,030,130)	-	(7,030,200)
Forfeiture of Class B common stock			(587,500)	(59)	59	-	-
Net income	-	-	-	-	-	7,030,196	7,030,196
Balance - March 31, 2021 (unaudited)	2,523,874	252	5,162,500	516	1,850,692	3,148,545	5,000,005
Class A common stock subject to possible redemption	557,362	56	-	-	5,573,564	-	5,573,620
Net loss	-	-	-	-	-	(5,573,619)	(5,573,619)
Balance - June 30, 2021 (unaudited)	3,081,236	$308	5,162,500	$516	$7,424,256	$(2,425,074)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net Income	$1,456,577
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(74,050)
Change in fair value of derivative warrant liabilities	(4,442,850)
Changes in operating assets and liabilities:
Prepaid expenses	176,647
Accounts payable	52,889
Accounts payable - related party	1,305
Accrued expenses	2,475,388
Franchise tax payable	11,744
Due to related party	(6,252)
Net cash used in operating activities	(348,602)

Net decrease in cash	(348,602)

Cash - beginning of the period	821,080
Cash - end of the period	$472,478

Supplemental disclosure of noncash activities:
Change in Value of Class A common stock subject to possible redemption	$1,456,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective November 19, 2020. On November 24, 2020, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of approximately $7.0 million in deferred underwriting commissions (Note 5). The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 19, 2021, the Company entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), Merger Sub will merge with and into Kin (the “Merger”) with Kin surviving the Merger as a wholly-owned subsidiary of Omnichannel (the “Business Combination”). In addition, at the Closing, Omnichannel will be renamed “Kin Insurance, Inc.” References herein to “Pubco” shall mean the Company as of the time following such change of name.

Pursuant to the Business Combination Agreement, (a) immediately prior to the effectiveness of the Merger (the “Effective Time”), (i) each issued and outstanding share of preferred stock of Kin will automatically convert into a number of shares of common stock of Kin in accordance with Kin’s certificate of incorporation and (ii) each share of Class A common stock and Class B common stock of the Company will be converted into one share of common stock of the Company and (b) each share of common stock of Kin will be converted into 8.5881 shares of common stock of Pubco.

Effective as of the Effective Time, (i) each outstanding option to purchase shares of Kin preferred stock or Kin common stock (each, a “Kin Option”) that is outstanding and unexercised immediately prior to the Effective Time, whether or not then vested or exercisable, shall be assumed by Omnichannel and shall be converted into an option to acquire shares of Pubco common stock with the same terms and conditions as applied to the Kin Option immediately prior to the Effective Time (a “Pubco Option”); provided that the number of shares underlying such Pubco Options will be determined by multiplying the number of shares of Kin common stock subject to such Kin Option immediately prior to the Effective Time by 8.5881 (the “Exchange Ratio”), which product shall be rounded down to the nearest whole number of shares, and the exercise price of each Pubco Option will be determined by dividing the per share exercise price immediately prior to the Effective Time by the Exchange Ratio, which quotient shall be rounded up to the nearest whole cent.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective as of the Effective Time, each outstanding warrant to acquire shares of Kin preferred stock or Kin common stock (each, a “Kin Warrant”) that is issued and outstanding immediately prior to the Effective Time and not terminated pursuant to its terms, by virtue of the Business Combination and without any action on the part of Omnichannel, Kin or the holder of any such Kin Warrant, shall be assumed by Omnichannel and shall be converted into a warrant to acquire shares of Pubco common stock with the same terms and conditions as applied to the Kin Warrant immediately prior to the Effective Time (a “Pubco Warrant”); provided that the number of shares underlying such Pubco Warrants will be determined by multiplying the number of shares of Kin common stock or Kin preferred stock subject to such Kin Warrant immediately prior to the Effective Time by the Exchange Ratio, which product shall be rounded down to the nearest whole number of shares, and the exercise price of each Pubco Warrant will be determined by dividing the per share exercise price of such Kin Warrant immediately prior to the Effective Time by the Exchange Ratio, which quotient shall be rounded down to the nearest whole cent.

The consummation of the Business Combination is conditioned upon, among other things, (a) Omnichannel having an aggregate cash amount of at least $200 million available at Closing from the Company’s trust account and PIPE Investors (the “Minimum Cash Condition”), (b) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”), and (c) the approval by the Florida Office of Insurance Regulation of the Business Combination.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of Omnichannel and Kin and its subsidiaries prior to the closing of the Business Combination.

The Business Combination Agreement may be terminated by Kin or Omnichannel under certain circumstances, including, among others, (i) by mutual written consent of Kin and Omnichannel, (ii) by either Kin or Omnichannel if the closing of the Business Combination has not occurred on or before April 19, 2022 and (iii) by Kin or Omnichannel if either Omnichannel or Kin has not obtained the required approval of its stockholders.

The Business Combination Agreement contains representations, warranties and covenants that the parties to the Business Combination Agreement made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”). Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Subscription Agreements

The Company entered into subscription agreements (the “Subscription Agreements”), each dated as of July 19, 2021, with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combination, an aggregate of 8,042,500 shares of Omnichannel Class A common stock at $10.00 per share for aggregate gross proceeds of $80.43 million. At the Closing of the Business Combination, each of the holders of shares of Omnichannel Class A common stock issued pursuant to the Subscription Agreements will automatically receive, on a one-for-one basis, shares of Pubco common stock in exchange for such shares.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement

In connection with the execution of the Business Combination Agreement, Kin equityholders have entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with Omnichannel and the Sponsor. Pursuant to the Registration Rights Agreement, within 30 days of Closing, Pubco will file a registration statement registering for resale (i) the Omnichannel common stock held by the Sponsor as converted into Pubco common stock post-Closing, (ii) the Private Placement Warrants, (iii) any Pubco common stock or warrants held by a holder signatory to the Registration Rights Agreement, (iv) any Pubco common stock acquired by any holder signatory to the Registration Rights Agreement upon the exercise of a warrant or similar right, (v) any shares or warrants otherwise acquired by a holder signatory to the Registration Rights Agreement, and (vi) any other equity security issued with respect to any of (i)-(v) pursuant to a reorganization, stock split, stock dividend or like transaction. Pubco thereafter is required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time that the registration statement is effective, any holder signatory to the Registration Rights Agreement may request to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement; provided that the proposed offering demanded by the holders(s) must be reasonably expected to exceed $35 million in gross proceeds; provided further that Pubco shall not be required to effect more than two underwritten offerings in any 12-month period.

In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by Pubco or other stockholders of Pubco. Pubco will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Support Agreements

In connection with and following the execution of the Business Combination Agreement, certain Kin stockholders (the “Kin Supporting Stockholders”) entered into transaction support agreements with the Company (the “Support Agreements”). Under the Support Agreements, each Kin Supporting Stockholder agreed, on (or effective as of) the third business day following the SEC declaring effective the registration statement relating to the approval by Omnichannel stockholders of the Business Combination, to execute and deliver a written consent to adopt the Business Combination Agreement and related documents, to waive stockholder notice rights in connection with the Business Combination, and, if a holder of preferred stock, to consent to the preferred stock conversion. In addition, the Kin Supporting Stockholders agree, in the event of an annual or special meeting of stockholders, to (i) appear or cause their shares to be counted present for quorum purposes, (ii) vote in favor of the Business Combination and any other matters reasonably requested by Kin to consummate the Business Combination, (iii) vote against any proposal that would materially impede the Business Combination and (iv) vote in favor of or consent to the Business Combination in any other circumstance so required for completion of the Transaction. In addition, the Support Agreements prohibit the Kin Supporting Stockholders from engaging in activities that have the effect of soliciting a competing acquisition proposal.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor and certain insiders of Omnichannel entered into an Agreement (the “Sponsor Letter Agreement”) with Omnichannel and Merger Sub, pursuant to which the Sponsor and such insiders agreed to vote all shares of Omnichannel common stock beneficially owned by them in favor of the Business Combination and each other proposal related to the Business Combination included on the agenda for the special meeting of stockholders relating to the Business Combination, to appear at such meeting or otherwise cause their shares to be counted as present for purposes of establishing a quorum at such meeting, to vote against any proposal that would impede the Business Combination and the other transactions contemplated thereby and to vote against any change in business, management or board of directors of Omnichannel other than in connection with the transaction, and not to redeem any of their shares.

Also, in connection with the Business Combination, the Sponsor agreed to forfeit 774,375 Founder Shares (as defined below) and 1,226,000 Private Placement Warrants. “Founder Shares” means the Omnichannel Class B common stock initially purchased by the Sponsor in a private placement prior to the Initial Public Offering and, after the Business Combination, the Omnichannel Class A common stock that will be issued upon the automatic conversion of such Omnichannel Class B common stock.

The Sponsor Letter Agreement also contains a provision for a lock-up of the Founder Shares (or any shares of Omnichannel Class A common stock issuable upon conversion thereof) following the Business Combination. The relevant provision provides that the Sponsor and the insiders party to the agreement will not transfer, except in limited circumstances, any Founder Shares (or any shares of Omnichannel Class A common stock issuable upon conversion thereof) until the earlier of (i) one year after the completion of the Business Combination, (ii) any time during which the closing price of the Pubco common stock equals or exceeds $12.00 per share (adjusted for any stock split, stock dividend, or the like) for 20 days in any 30-day period (such period commencing at least 150 days after the Business Combination), or (iii) the date on which Omnichannel completes a liquidation, merger or similar transaction that results in all Omnichannel stockholders having the right to exchange Class A common stock for cash, securities or other property. In the event that Kin waives, releases, or terminates the Lockup Agreement (such agreement discussed below) with respect to any shares or holders, then the holders of the Founder Shares subject to the Sponsor Letter Agreement will be granted a pro rata share in such waiver, release or termination.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Sponsor Letter Agreement, each Founder Share not forfeited will be converted into one share of Pubco common stock in connection with the Closing.

The insiders who are party to the Sponsor Letter Agreement include Omnichannel directors and executive officers Matt Higgins, Christine Pantoya, Austin Simon, Bobbi Brown, Albert Cary, Priya Dogra, Mark Gerson and Emmett Shine.

Lockup Agreement

In connection with the execution of the Business Combination Agreement, certain Kin stockholders have entered into lockup agreements (the “Lockup Agreements”) with Omnichannel. Pursuant to the Lockup Agreements, each stockholder may not, with limited exceptions, transfer shares until the earlier of (i) 180 days after Closing, and (ii) the date on which Omnichannel completes a liquidation, merger or similar transaction that results in all Omnichannel stockholders having the right to exchange Class A common stock for cash, securities or other property. In the event that Pubco waives, releases, or terminates the lockup provision in the Sponsor Letter Agreement (such agreement discussed above) with respect to any shares held by Sponsors, then the holders of the common stock subject to this Lockup Agreement will be granted a pro rata share in such waiver, release or termination.

Director Nomination Agreement

In connection with the Closing, Pubco and the Sponsor will enter into a director nomination agreement (the “Director Nomination Agreement”). Pursuant to the Director Nomination Agreement, the Sponsor will hold certain rights to nominate a member of the board of directors of Pubco, effective as of the Closing Date, subject to the conditions set forth in the Director Nomination Agreement. The Sponsor’s initial nominee to the board is expected to be Matt Higgins. Until fifteen (15) months after the Director Nomination Agreement, Sponsor has the right to name a second board member who is independent under NYSE listing rules and for audit committee purposes, provided that such nominee is reasonably acceptable to Pubco. The Director Nomination Agreement will terminate as of the date that is twenty-four (24) months after the Closing.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $472,000 in cash and working capital deficit of approximately $1.8 million (excluding tax obligations of approximately $73,000 that may be paid using investment income earned from the Trust Account).

On September 9, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $105,000 under the Note and fully repaid the Note in full on November 24, 2020.

The Company’s liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note from the Sponsor of approximately $105,000 to the Company (as discussed above), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 24, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at June 30, 2021 by reference to the listed price in an active market for the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 17,568,764 and 17,423,106 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Net Income (Loss) Per Common Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share of Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss), basic and diluted, per share of Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss), basic and diluted, per share of Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares, as these shares do not have any redemption feature and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 16,455,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$5,020	$74,050
Less: Company’s portion available to be withdrawn to pay taxes	(5,020)	(74,050)
Net income attributable	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	20,650,000	20,650,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(5,573,619)	$1,456,577
Net income allocable to Class A common stock	-	-
Net income (loss) attributable	$(5,573,619)	$1,456,577
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	5,162,500	5,162,500
Basic and diluted net income (loss) per share, Class B common stock	$(1.08)	$0.28

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no amounts accrued for interest and penalties.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 3—Initial Public Offering

On November 24, 2020, the Company consummated its Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of approximately $7.0 million in deferred underwriting commissions. On November 30, 2020, the underwriters purchased an additional 650,000 Over-Allotment Units, generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees).

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of the Company’s management team. We incurred $12,000 and $24,000 in expenses in connection with such services during the three and six months ended June 30, 2021, included in administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $7.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on November 30, 2020, the underwriters were entitled to an additional fee of $130,000 paid upon closing, and $227,500 in deferred underwriting commissions.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 20,650,000 Class A common stock issued and outstanding, including 17,568,764 Class A common stock subject to possible redemption. As of December 31, 2020, there were 20,650,000 Class A common stock issued and outstanding, including 17,423,106 Class A common stock subject to possible redemption.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$206,572,852	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	10,531,500	-	-
Derivative warrant liabilities - Private placement warrants	-	6,252,600	-
Total Fair Value	$217,104,352	$6,252,600	$-

	Fair Value Measured as of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$206,498,802	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	-	-	13,319,250
Derivative warrant liabilities - Private placement warrants	-	-	7,907,700
Total Fair Value	$206,498,802	$-	$21,226,950

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement, as a result of the Public Warrants being listed price in an active market in March 2021.

The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at June 30, 2021 by reference to the listed price in an active market for the Public Warrants. The Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For the three and six months ended June 30, 2021, the Company recognized a loss from increase in the fair value of derivative warrant liabilities of approximately $3.6 million and a gain from a decrease in the fair value of derivative warrant liabilities of approximately $4.4 million, respectively, which is presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

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

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$21,226,950
Transfer of Public Warrants and Private Placement Warrants from Level 3	(21,226,950)
Level 3 derivative warrant liabilities at June 30, 2021	$-

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after June 30, 2021 through the date the unaudited condensed consolidated balance sheets were issued. Based upon this review, except as noted above (see Note 1), the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Omnichannel Acquisition Corp.,” “Omnichannel,” “our,” “us” or “we” refer to Omnichannel Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective November 19, 2020. On November 24, 2020, we consummated our Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of approximately $7.0 million in deferred underwriting commissions (Note 5). We granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

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

Proposed Business Combination

On July 19, 2021, we entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), Merger Sub will merge with and into Kin with Kin surviving the Merger as a wholly-owned subsidiary of Omnichannel (the “Business Combination”). In addition, at the Closing, Omnichannel will be renamed “Kin Insurance, Inc.” References herein to “Pubco” shall mean the Company as of the time following such change of name.

Pursuant to the Business Combination Agreement, (a) immediately prior to the effectiveness of the Merger (the “Effective Time”), (i) each issued and outstanding share of preferred stock of Kin will automatically convert into a number of shares of common stock of Kin in accordance with Kin’s certificate of incorporation and (ii) each share of Class A common stock and Class B common stock of the Company will be converted into one share of common stock of the Company and (b) each share of common stock of Kin will be converted into 8.5881 shares of common stock of Pubco.

Effective as of the Effective Time, (i) each outstanding option to purchase shares of Kin preferred stock or Kin common stock (each, a “Kin Option”) that is outstanding and unexercised immediately prior to the Effective Time, whether or not then vested or exercisable, shall be assumed by Omnichannel and shall be converted into an option to acquire shares of Pubco common stock with the same terms and conditions as applied to the Kin Option immediately prior to the Effective Time (a “Pubco Option”); provided that the number of shares underlying such Pubco Options will be determined by multiplying the number of shares of Kin common stock subject to such Kin Option immediately prior to the Effective Time by 8.5881 (the “Exchange Ratio”), which product shall be rounded down to the nearest whole number of shares, and the exercise price of each Pubco Option will be determined by dividing the per share exercise price immediately prior to the Effective Time by the Exchange Ratio, which quotient shall be rounded up to the nearest whole cent.

Effective as of the Effective Time, each outstanding warrant to acquire shares of Kin preferred stock or Kin common stock (each, a “Kin Warrant”) that is issued and outstanding immediately prior to the Effective Time and not terminated pursuant to its terms, by virtue of the Business Combination and without any action on the part of Omnichannel, Kin or the holder of any such Kin Warrant, shall be assumed by Omnichannel and shall be converted into a warrant to acquire shares of Pubco common stock with the same terms and conditions as applied to the Kin Warrant immediately prior to the Effective Time (a “Pubco Warrant”); provided that the number of shares underlying such Pubco Warrants will be determined by multiplying the number of shares of Kin common stock or Kin preferred stock subject to such Kin Warrant immediately prior to the Effective Time by the Exchange Ratio, which product shall be rounded down to the nearest whole number of shares, and the exercise price of each Pubco Warrant will be determined by dividing the per share exercise price of such Kin Warrant immediately prior to the Effective Time by the Exchange Ratio, which quotient shall be rounded down to the nearest whole cent.

 The consummation of the Business Combination is conditioned upon, among other things, (a) Omnichannel having an aggregate cash amount of at least $200 million available at Closing from the Company’s trust account and PIPE Investors (the “Minimum Cash Condition”), (b) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”), and (c) the approval by the Florida Office of Insurance Regulation of the Business Combination.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of Omnichannel and Kin and its subsidiaries prior to the closing of the Business Combination.

The Business Combination Agreement may be terminated by Kin or Omnichannel under certain circumstances, including, among others, (i) by mutual written consent of Kin and Omnichannel, (ii) by either Kin or Omnichannel if the closing of the Business Combination has not occurred on or before April 19, 2022 and (iii) by Kin or Omnichannel if either Omnichannel or Kin has not obtained the required approval of its stockholders.

The Business Combination Agreement contains representations, warranties and covenants that the parties to the Business Combination Agreement made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”). Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Subscription Agreements

We entered into subscription agreements (the “Subscription Agreements”), each dated as of July 19, 2021, with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combination, an aggregate of 8,042,500 shares of Omnichannel Class A common stock at $10.00 per share for aggregate gross proceeds of $80.43 million. At the Closing of the Business Combination, each of the holders of shares of Omnichannel Class A common stock issued pursuant to the Subscription Agreements will automatically receive, on a one-for-one basis, shares of Pubco common stock in exchange for such shares.

Registration Rights Agreement

In connection with the execution of the Business Combination Agreement, Kin equityholders have entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with Omnichannel and Omnichannel Sponsor, LLC (the “Sponsor”). Pursuant to the Registration Rights Agreement, within 30 days of Closing, Pubco will file a registration statement registering for resale (i) the Omnichannel common stock held by the Sponsor as converted into Pubco common stock post-Closing, (ii) the Private Placement Warrants, (iii) any Pubco common stock or warrants held by a holder signatory to the Registration Rights Agreement, (iv) any Pubco common stock acquired by any holder signatory to the Registration Rights Agreement upon the exercise of a warrant or similar right, (v) any shares or warrants otherwise acquired by a holder signatory to the Registration Rights Agreement, and (vi) any other equity security issued with respect to any of (i)-(v) pursuant to a reorganization, stock split, stock dividend or like transaction. Pubco thereafter is required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time that the registration statement is effective, any holder signatory to the Registration Rights Agreement may request to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement; provided that the proposed offering demanded by the holders(s) must be reasonably expected to exceed $35 million in gross proceeds; provided further that Pubco shall not be required to effect more than two underwritten offerings in any 12-month period.

In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by Pubco or other stockholders of Pubco. Pubco will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Support Agreements

In connection with and following the execution of the Business Combination Agreement, certain Kin stockholders (the “Kin Supporting Stockholders”) entered into transaction support agreements with the Company (the “Support Agreements”). Under the Support Agreements, each Kin Supporting Stockholder agreed, on (or effective as of) the third business day following the SEC declaring effective the registration statement relating to the approval by Omnichannel stockholders of the Business Combination, to execute and deliver a written consent to adopt the Business Combination Agreement and related documents, to waive stockholder notice rights in connection with the Business Combination, and, if a holder of preferred stock, to consent to the preferred stock conversion. In addition, the Kin Supporting Stockholders agree, in the event of an annual or special meeting of stockholders, to (i) appear or cause their shares to be counted present for quorum purposes, (ii) vote in favor of the Business Combination and any other matters reasonably requested by Kin to consummate the Business Combination, (iii) vote against any proposal that would materially impede the Business Combination and (iv) vote in favor of or consent to the Business Combination in any other circumstance so required for completion of the Transaction. In addition, the Support Agreements prohibit the Kin Supporting Stockholders from engaging in activities that have the effect of soliciting a competing acquisition proposal.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor and certain insiders of Omnichannel entered into an Agreement (the “Sponsor Letter Agreement”) with Omnichannel and Merger Sub, pursuant to which the Sponsor and such insiders agreed to vote all shares of Omnichannel common stock beneficially owned by them in favor of the Business Combination and each other proposal related to the Business Combination included on the agenda for the special meeting of stockholders relating to the Business Combination, to appear at such meeting or otherwise cause their shares to be counted as present for purposes of establishing a quorum at such meeting, to vote against any proposal that would impede the Business Combination and the other transactions contemplated thereby and to vote against any change in business, management or board of directors of Omnichannel other than in connection with the transaction, and not to redeem any of their shares.

Also, in connection with the Business Combination, the Sponsor agreed to forfeit 774,375 Founder Shares and 1,226,000 Private Placement Warrants.

The Sponsor Letter Agreement also contains a provision for a lock-up of the Founder Shares (or any shares of Omnichannel Class A common stock issuable upon conversion thereof) following the Business Combination. The relevant provision provides that the Sponsor and the insiders party to the agreement will not transfer, except in limited circumstances, any Founder Shares (or any shares of Omnichannel Class A common stock issuable upon conversion thereof) until the earlier of (i) one year after the completion of the Business Combination, (ii) any time during which the closing price of the Pubco common stock equals or exceeds $12.00 per share (adjusted for any stock split, stock dividend, or the like) for 20 days in any 30-day period (such period commencing at least 150 days after the Business Combination), or (iii) the date on which Omnichannel completes a liquidation, merger or similar transaction that results in all Omnichannel stockholders having the right to exchange Class A common stock for cash, securities or other property. In the event that Kin waives, releases, or terminates the Lockup Agreement (such agreement discussed below) with respect to any shares or holders, then the holders of the Founder Shares subject to the Sponsor Letter Agreement will be granted a pro rata share in such waiver, release or termination.

Pursuant to the Sponsor Letter Agreement, each Founder Share not forfeited will be converted into one share of Pubco common stock in connection with the Closing.

The insiders who are party to the Sponsor Letter Agreement include Omnichannel directors and executive officers Matt Higgins, Christine Pantoya, Austin Simon, Bobbi Brown, Albert Cary, Priya Dogra, Mark Gerson and Emmett Shine.

Lockup Agreement

In connection with the execution of the Business Combination Agreement, certain Kin stockholders have entered into lockup agreements (the “Lockup Agreements”) with Omnichannel. Pursuant to the Lockup Agreements, each stockholder may not, with limited exceptions, transfer shares until the earlier of (i) 180 days after Closing, and (ii) the date on which Omnichannel completes a liquidation, merger or similar transaction that results in all Omnichannel stockholders having the right to exchange Class A common stock for cash, securities or other property. In the event that Pubco waives, releases, or terminates the lockup provision in the Sponsor Letter Agreement (such agreement discussed above) with respect to any shares held by Sponsors, then the holders of the common stock subject to this Lockup Agreement will be granted a pro rata share in such waiver, release or termination.

Director Nomination Agreement

In connection with the Closing, Pubco and the Sponsor will enter into a director nomination agreement (the “Director Nomination Agreement”). Pursuant to the Director Nomination Agreement, the Sponsor will hold certain rights to nominate a member of the board of directors of Pubco, effective as of the Closing Date, subject to the conditions set forth in the Director Nomination Agreement. The Sponsor’s initial nominee to the board is expected to be Matt Higgins. Until fifteen (15) months after the Director Nomination Agreement, Sponsor has the right to name a second board member who is independent under NYSE listing rules and for audit committee purposes, provided that such nominee is reasonably acceptable to Pubco. The Director Nomination Agreement will terminate as of the date that is twenty-four (24) months after the Closing.

Liquidity and Going Concern

As of June 30, 2021, we had approximately $472,000 in cash and working capital deficit of approximately $1.8 million (not taking into account approximately $73,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note, or our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by May 24, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $5.6 million which consisted of an approximately $3.6 million in change fair value of derivative warrant liabilities, approximately $1.9 million in general and administrative expenses, approximately $12,000 in general and administrative expenses – related party and approximately $50,000 in franchise tax, which were partially offset by $5,000 income from our investments held in the Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $1.5 million which consisted of an approximately $4.4 million gain in change fair value of derivative warrant liabilities and approximately $74,000 income from our investments held in the Trust Account, partially offset by $2.9 million in general and administrative expenses, $24,000 in general and administrative expenses – related party and approximately $99,000 in franchise tax.

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

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of our management team.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $7.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on November 30, 2020, the underwriters were entitled to an additional fee of $130,000 paid upon closing, and $227,500 in deferred underwriting commissions.

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at June 30, 2021 by reference to the listed price in an active market for the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, a total of 17,568,764 and 17,423,106 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

Our condensed consolidated statements of operations include a presentation of net income (loss) per share of Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss), basic and diluted, per share of Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss), basic and diluted, per share of Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares, as these shares do not have any redemption feature and do not participate in the income earned on the Trust Account.

We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 16,455,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 8, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness identified above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 2021	OMNICHANNEL ACQUISITION CORP.

	By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer