Form 10-Q
period 2021-09-30
Omnichannel Acquisition Corp.
filed 2021-11-12
CIK 1827669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 20,650,000 shares of Class A common stock, par value $0.0001 per share, and 5,162,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OMNICHANNEL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from September 9, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from September 9, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from September 9, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 6.	Exhibits	29

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OMNICHANNEL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$287,969	$821,080
Prepaid expenses	403,643	627,614
Total current assets	691,612	1,448,694
Investments held in Trust Account	206,563,051	206,498,802
Total Assets	$207,254,663	$207,947,496

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$195,274	$3,728
Accounts payable - related party	9,305	8,000
Accrued expenses	3,029,250	182,577
Due to related party	-	6,252
Franchise tax payable	110,568	61,420
Total current liabilities	3,344,397	261,977
Convertible note – related party	300,000	-
Derivative warrant liabilities	13,822,200	21,226,950
Deferred underwriting commissions	7,227,500	7,227,500
Total liabilities	24,694,097	28,716,427

Commitments and Contingencies

Class A common stock subject to possible redemption; 20,650,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	206,500,000	206,500,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,162,500 and 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	516	575
Additional paid-in capital	-	-
Accumulated deficit	(23,939,950)	(27,269,506)
Total stockholders' deficit	(23,939,434)	(27,268,931)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$207,254,663	$207,947,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from September 9, 2020 (inception) through September 30, 2020

General and administrative expenses	$1,029,776	$3,967,092	$2,000
Administrative expenses - related party	12,000	36,000	-
Franchise tax expense	49,863	148,870	-
Loss from operations	(1,091,639)	(4,151,962)	(2,000)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,961,900	7,404,750	-
Income from investments held in Trust Account	2,659	76,709	-
Net income (loss)	$1,872,920	$3,329,497	$(2,000)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,650,000	20,650,000	-

Basic and diluted net income per share, Class A common stock	$0.07	$0.13	$-

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	5,162,500	5,162,500	5,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.13	$(0.00)

(1)	This number excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; the remaining 587,500 shares of Class B common stock were forfeited on January 8, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months ended September 30, 2021
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(27,269,506)	$(27,268,931)
Forfeiture of Class B common stock	-	-	(587,500)	(59)	59	-	-
Subsequent measurement of Class A common stock subject to possible redemption against additional paid-in capital and accumulated deficit	-	-	-	-	(59)	59	-
Net income	-	-	-	-	-	7,030,196	7,030,196
Balance - March 31, 2021 (unaudited)	-	-	5,162,500	516	-	(20,239,251)	(20,238,735)
Net loss	-	-	-	-	-	(5,573,619)	(5,573,619)
Balance - June 30, 2021 (unaudited)	-	-	5,162,500	516	-	(25,812,870)	(25,812,354)
Net income	-	-	-	-	-	1,872,920	1,872,920
Balance - September 30, 2021 (unaudited)	-	$-	5,162,500	$516	$-	$(23,939,950)	$(23,939,434)

	For The Period From September 9, 2020 (inception) through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 9, 2020 (inception)	-		-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,000)	(2,000)
Balance - September 30, 2020 (unaudited)	-	$-	5,750,000	$575	$24,425	$(2,000)	$23,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For The Period From September 9, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net Income (loss)	$3,329,497	$(2,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(76,709)	-
Change in fair value of derivative warrant liabilities	(7,404,750)	-
Changes in operating assets and liabilities:
Prepaid expenses	223,971	-
Accounts payable	191,546	-
Accounts payable - related party	1,305	-
Accrued expenses	2,846,673	2,000
Franchise tax payable	49,148	-
Due to related party	(6,252)	-
Net cash used in operating activities	(845,571)	-

Cash Flows from Investing Activities
Interest released from Trust Account to pay franchise taxes	12,460	-
Net cash provided by investing activities	12,460	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	300,000	-
Net cash provided by financing activities	300,000	25,000

Net increase (decrease) in cash	(533,111)	25,000

Cash - beginning of the period	821,080	-
Cash - end of the period	$287,969	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	-	$50,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $288,000 in cash and working capital deficit of approximately $2.7 million.

On September 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $105,000 under the Note and fully repaid the Note in full on November 24, 2020.

On September 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Business Combination pursuant to a convertible promissory note (the “Convertible Note”) (see Note 4). This loan is non-interest bearing and payable on the earlier of (i) November 19, 2022 and (ii) the effective date of a Business Combination. The Company borrowed $300,000 under the Convertible Note and there was $300,000 outstanding as of September 30, 2021 (see Note 4).

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption as temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock as permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective as of the date of these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $6.8 million in additional paid-in capital and an increase of approximately $23.4 million to accumulated deficit, as well as a reclassification of 2,949,930 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on December 1, 2020, the Company’s Form 10K/A filed with the SEC on June 4, 2020, and the Company’s Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision on the audited balance sheet as of December 31, 2020 and on the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021 is a reclassification of $32.3 million, $25.2 million and $30.8 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the Class A common stock and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at September 30, 2021 by reference to the listed price in an active market for the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 30, 2020, 20,650,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares issued and outstanding, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,455,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,498,336	$374,584	$2,663,598	$665,899

Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,162,500	20,650,000	5,162,500

Basic and diluted net income per common share	$0.07	$0.07	$0.13	$0.13

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Period from September 9, 2020 (inception) through September 30, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$-	$(2,000)

Denominator:
Basic and diluted weighted average common shares outstanding (1)	-	5,000,000

Basic and diluted net loss per common share	$-	$(0.00)

(1)	This number excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; the remaining 587,500 shares of Class B common stock were forfeited on January 8, 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no amounts accrued for interest and penalties.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 3-Initial Public Offering

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 - Related Party Transactions

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had $300,000 and $0 Working Capital Loans outstanding.

On September 10, 2021, the Company issued the Convertible Note to the Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) November 19, 2022 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Note (or any portion thereof), up to $300,000 in the aggregate, into warrants to purchase shares of Class A common stock of the Company at a conversion price of $1.00 per warrant (the “Conversion Price”). As of September 30, 2021, $300,000 was drawn under the Convertible Note, and is presented on the accompanying unaudited condensed consolidated balance sheets.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of the Company’s management team. We incurred $12,000 and $36,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, included in administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations.

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

Note 5 - Commitments & Contingencies

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 20,650,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$206,500,000
Less:
Fair value of Public Warrants at issuance	12,183,500
Offering costs allocated to Class A common stock subject to possible redemption	11,228,780
Plus:
Accretion of carrying value to redemption value	(23,412,280)
Class A common stock subject to possible redemption	$206,500,000

Note 7 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 20,650,000 Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 30, 2020, the Company issued 10,062,500 shares of Class B common stock to the Sponsor. On November 13, 2020 and November 19, 2020, respectively, the Sponsor surrendered 2,875,000 and 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrenders. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option were not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture. The remaining unexercised over-allotment option expired on January 8, 2021; thus, 587,500 shares of Class B common stock held by the Sponsor were forfeited.

Only holders of the Class B common stock have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of our stockholders except as required by law.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Derivative Warrant Liabilities

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$206,563,051	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	8,673,000	-	-
Derivative warrant liabilities - Private placement warrants	-	5,149,200	-
Total Fair Value	$215,236,051	$5,149,200	$-

Description	Fair Value Measured as of December 31, 2020
Assets:
Investments held in Trust Account - Money Market Fund	$206,498,802	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	-	-	13,319,250
Derivative warrant liabilities - Private placement warrants	-	-	7,907,700
Total Fair Value	$206,498,802	$-	$21,226,950

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

Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at September 30, 2021 by reference to the listed price in an active market for the Public Warrants. The Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For the three and nine months ended September 30, 2021, the Company recognized the gain from a decrease in the fair value of derivative warrant liabilities of approximately $3.0 million and $7.4 million, respectively, which is presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

Use of a binomial / lattice model to estimate fair value at December 31, 2020 required assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$21,226,950
Transfer of Public Warrants and Private Placement Warrants from Level 3:	(21,226,950)
Level 3 derivative warrant liabilities at September 30, 2021	$-

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after September 30, 2021 through the date the unaudited condensed consolidated balance sheets were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity and Going Concern

As of September 30, 2021, we had approximately $288,000 in cash and working capital deficit of approximately $2.7 million.

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

On September 10, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 (see Note 4) to cover expenses related to the Business Combination pursuant to a convertible promissory note (the “Convertible Note”). This loan is non-interest bearing and payable on the earlier of (i) November 19, 2022 and (ii) the effective date of a Business Combination. We borrowed $300,000 under the Convertible Note and there was $300,000 outstanding as of September 30, 2021 (see Note 4).

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by May 24, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net gain of approximately $1.9 million which consisted of an approximately $3.0 million in change fair value of derivative warrant liabilities, approximately $3,000 of income from our investments held in the Trust Account, which were partially offset by $1.0 million in general and administrative expenses, $12,000 in general and administrative expenses - related party and approximately $50,000 in franchise tax.

For the nine months ended September 30, 2021, we had net income of approximately $3.3 million which consisted of an approximately $7.4 million gain in change fair value of derivative warrant liabilities and approximately $77,000 of income from our investments held in the Trust Account, partially offset by $4.0 million in general and administrative expenses, $36,000 in general and administrative expenses - related party and approximately $149,000 in franchise tax.

For the period from September 9, 2020 (inception) through September 30, 2020, we had a net loss of $2,000 consisting of general and administrative expenses.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured at September 30, 2021 by reference to the listed price in an active market for the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 20,650,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents, as well as increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

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

Dated: November 12, 2021	OMNICHANNEL ACQUISITION CORP.

	By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer