Form 10-K/A
period 2020-12-31
Omnichannel Acquisition Corp.
filed 2021-12-03
CIK 1827669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Omnichannel Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Report”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of Omnichannel Acquisition Corp. for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 4, 2021 (the “First Amended Filing”).

In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 24, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 4, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated November 24, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

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

As described in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from September 9, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures” included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “Omnichannel Acquisition Corp.,” “Omnichannel,” “our,” “us” or “we” refer to Omnichannel Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

In this Report, we are restating our audited financial statements as of December 31, 2020, our audited financial statements for the period from September 9, 2020 (inception) through December 31, 2020 and the audited balance sheet issued in connection with our initial public offering on November 24, 2021.

In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on November 23, 2021, the management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued (i) audited balance sheet as of November 24, 2020 (the “Post IPO Balance Sheet”), as previously revised in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 4, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; and (iv) unaudited interim financial statements included our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on our cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Report.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 20,650,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

We have two classes of shares: Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We do not consider the effect warrants sold in the Initial Public Offering and the Private Placement, an aggregate of 16,455,000 warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 9, 2020 (inception) through December 31, 2020. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 24, 2020 and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

June 3, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 3, 2021

OMNICHANNEL ACQUISITION CORP.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$821,080
Prepaid expenses	627,614
Total current assets	1,448,694
Investments held in Trust Account	206,498,802
Total Assets	$207,947,496

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$3,728
Accounts payable - related party	8,000
Accrued expenses	182,577
Due to related party	6,252
Franchise tax payable	61,420
Total current liabilities	261,977
Derivative warrant liabilities	21,226,950
Deferred underwriting commissions	7,227,500
Total liabilities	28,716,427

Commitments and Contingencies

Class A common stock subject to possible redemption; 20,650,000 shares at $10.00 per share	206,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	-
Accumulated deficit	(27,269,506)
Total stockholders’ deficit	(27,268,931)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$207,947,496

(1)	This number included up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

OMNICHANNEL ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For the Period from September 9, 2020 (inception) through December 31, 2020

General and administrative expenses	$173,165
General and administrative expenses - related party	8,000
Franchise tax expense	61,420
Loss from operations	(242,585)
Other income (expense):
Loss upon issuance of private placement warrants	(1,103,400)
Change in fair value of derivative warrant liabilities	(1,810,050)
Offering costs associated with derivative warrant liabilities	(724,418)
Loss from investments held in Trust Account	(1,198)
Earnings before income taxes	(3,881,651)
Income tax benefit	-
Net loss	$(3,881,651)

Weighted average shares outstanding of Class A common stock, basic and diluted	8,395,699

Basic and diluted net loss per share, Class A	$(0.29)

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	5,055,914

Basic and diluted net loss per share, Class B	$(0.29)

(1)	This number excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

OMNICHANNEL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated - See Note 2

For the Period from September 9, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 9, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders (1)	-	-	5,750,000	575	24,425	-	25,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(24,425)	(23,387,855)	(23,412,280)
Net loss	-	-	-	-	-	(3,881,651)	(3,881,651)
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(27,269,506)	$(27,268,931)

(1)	This number included up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture at December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS

As Restated

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

Note 2—Restatement of Previously Issued Financial Statements

In connection with the change in presentation of Class A common stock subject to possible redemption, the Company concluded it should restate its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of November 24, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 4, 2021 (“2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	174,231,060	32,268,940	206,500,000
Class A common stock	322	(322)	-
Additional paid-in capital	8,880,763	(8,880,763)	-
Accumulated deficit	(3,881,651)	(23,387,855)	(27,269,506)
Total stockholders’ equity (deficit)	$5,000,009	$(32,268,940)	$(27,268,931)

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from September 9, 2020 (inception) through December 31, 2020:

For the Period from September 9, 2020 (Inception) through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$170,500,700	$(170,500,700)	$-
Change in Value of Class A common stock subject to possible redemption	$3,730,360	$(3,730,360.00)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from September 9, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the Period from September 9, 2020 (Inception) through December 31, 2020
Net loss	$(3,881,651)	$-	$(3,881,651)
Weighted average shares outstanding - Class A common stock	20,547,368	(12,159,669)	8,395,699
Basic and diluted loss per share - Class A common stock	$-	$(0.29)	$(0.29)
Weighted average shares outstanding - Class B common stock	5,055,914	-	5,055,914
Basic and diluted loss per share - Class B common stock	$(0.55)	$0.26	$(0.29)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of November 24, 2020:

As of November 24, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$202,148,859		$202,148,859
Total liabilities	$26,648,154		$26,648,154
Class A common stock subject to possible redemption	170,500,700	29,499,300	200,000,000
Preferred stock	-	-	-
Class A common stock	295	(295)	-
Class B common stock	575	-	575
Additional paid-in capital	6,831,060	(6,831,060)	-
Accumulated deficit	(1,831,925)	(22,667,945)	(24,499,870)
Total stockholders’ equity (deficit)	$5,000,005	$(29,499,300)	$(24,499,295)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$202,148,859	$-	$202,148,859

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 9, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 20,650,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Share of Common Stock

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect warrants sold in the Initial Public Offering and the Private Placement, an aggregate of 16,455,000 warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per share of common stock for the period from September 9, 2020 (inception) through December 31, 2020. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For The Period From September 9, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,422,696)	$(1,458,955)

Denominator:
Basic and diluted weighted average common shares outstanding	8,395,699	5,055,914

Basic and diluted net loss per common share	$(0.29)	$(0.29)

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

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of the Company’s management team. We incurred $8,000 in expenses in connection with such services during the period from September 9, 2020 (inception) through December 31, 2020, as included in administrative expenses - related party on the accompanying statement of operations. None was paid as of December 31, 2020, and the outstanding balance was included in accounts payable - related party in the accompanying balance sheet.

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 20,650,000 shares of Class A common stock outstanding, which were all subject to possible redemption.

The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:

Gross Proceeds of initial public offering and over-allotment	$206,500,000
Less:	—
Proceeds allocated to Public Warrants at issuance	(12,183,500)
Offering costs allocated to Class A common stock subject to possible redemption	(11,228,780)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,412,280
Class A common stock subject to possible redemption	$206,500,000

Note 9—Stockholders’ Equity (Deficit)

Class A Common Stock —The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 20,650,000 Class A common stock issued and outstanding, all of which were subject to possible redemption and classified in temporary equity (see Note 8).

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

Note 10—Fair Value Measurements

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

Note 11—Income Taxes

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

Note 12—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through June 3, 2021, the date the financial statements were available to be issued, require potential adjustment to or disclosure in the financial statements. Other than described below, no other events required recognition or disclosure.

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

December 3, 2021

OMNICHANNEL ACQUISITION CORP.

By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Matt Higgins	Chief Executive Officer and Chairman	December 3, 2021
Matt Higgins	(Principal Executive Officer)

/s/ Christine Pantoya	Chief Financial Officer	December 3, 2021
Christine Pantoya	(Principal Financial and Accounting Officer)

/s/ Bobbi Brown	Director	December 3, 2021
Bobbi Brown

/s/ Albert Carey	Director	December 3, 2021
Albert Carey

/s/ Priya Dogra	Director	December 3, 2021
Priya Dogra

/s/ Mark Gerson	Director	December 3, 2021
Mark Gerson

/s/ Emmett Shine	Director	December 3, 2021
Emmett Shine