Form 10-Q/A
period 2021-09-30
Omnichannel Acquisition Corp.
filed 2021-12-03
CIK 1827669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to________________

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

As of December 3, 2021, 20,650,000 shares of Class A common stock, par value $0.0001 per share, and 5,162,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Omnichannel Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Omnichannel Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.

On November 12, 2021, Omnichannel Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on November 24, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previous financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors, considered together, support a conclusion that the misstatements are material. Management concluded that the misstatement was of a magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined it should restate its previously issued financial statements in light of the change in classification of the Class A common stock and the change to its presentation of earnings per share.

Therefore, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 24, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 4, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in this Quarterly Report on Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that, in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q/A.

OMNICHANNEL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from September 9, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from September 9, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from September 9, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures (as restated)	30

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 6.	Exhibits	31

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OMNICHANNEL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$287,969	$821,080
Prepaid expenses	403,643	627,614
Total current assets	691,612	1,448,694
Investments held in Trust Account	206,563,051	206,498,802
Total Assets	$207,254,663	$207,947,496

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$195,274	$3,728
Accounts payable - related party	9,305	8,000
Accrued expenses	3,029,250	182,577
Due to related party	-	6,252
Franchise tax payable	110,568	61,420
Total current liabilities	3,344,397	261,977
Convertible note – related party	300,000	-
Derivative warrant liabilities	13,822,200	21,226,950
Deferred underwriting commissions	7,227,500	7,227,500
Total liabilities	24,694,097	28,716,427

Commitments and Contingencies

Class A common stock subject to possible redemption; 20,650,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	206,500,000	206,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,162,500 and 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	516	575
Additional paid-in capital	-	-
Accumulated deficit	(23,939,950)	(27,269,506)
Total stockholders’ deficit	(23,939,434)	(27,268,931)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$207,254,663	$207,947,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from September 9, 2020 (inception) through September 30, 2020

General and administrative expenses	$1,029,776	$3,967,092	$2,000
Administrative expenses - related party	12,000	36,000	-
Franchise tax expense	49,863	148,870	-
Loss from operations	(1,091,639)	(4,151,962)	(2,000)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,961,900	7,404,750	-
Income from investments held in Trust Account	2,659	76,709	-
Net income (loss)	$1,872,920	$3,329,497	$(2,000)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,650,000	20,650,000	-

Basic and diluted net income per share, Class A common stock	$0.07	$0.13	$-

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	5,162,500	5,162,500	5,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.13	$(0.00)

(1)	This number excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; the remaining 587,500 shares of Class B common stock were forfeited on January 8, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months ended September 30, 2021
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(27,269,506)	$(27,268,931)
Forfeiture of Class B common stock	-	-	(587,500)	(59)	59	-	-
Subsequent measurement of Class A common stock subject to possible redemption against additional paid-in capital and accumulated deficit	-	-	-	-	(59)	59	-
Net income	-	-	-	-	-	7,030,196	7,030,196
Balance - March 31, 2021 (unaudited), as restated (See Note 2)	-	-	5,162,500	516	-	(20,239,251)	(20,238,735)
Net loss	-	-	-	-	-	(5,573,619)	(5,573,619)
Balance - June 30, 2021 (unaudited), as restated (See Note 2)	-	-	5,162,500	516	-	(25,812,870)	(25,812,354)
Net income	-	-	-	-	-	1,872,920	1,872,920
Balance - September 30, 2021 (unaudited)	-	$-	5,162,500	$516	$-	$(23,939,950)	$(23,939,434)

	For The Period From September 9, 2020 (inception) through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 9, 2020 (inception)	-		-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,000)	(2,000)
Balance - September 30, 2020 (unaudited)	-	$-	5,750,000	$575	$24,425	$(2,000)	$23,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For The Period From September 9, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net Income (loss)	$3,329,497	$(2,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(76,709)	-
Change in fair value of derivative warrant liabilities	(7,404,750)	-
Changes in operating assets and liabilities:
Prepaid expenses	223,971	-
Accounts payable	191,546	-
Accounts payable - related party	1,305	-
Accrued expenses	2,846,673	2,000
Franchise tax payable	49,148	-
Due to related party	(6,252)	-
Net cash used in operating activities	(845,571)	-

Cash Flows from Investing Activities
Interest released from Trust Account to pay franchise taxes	12,460	-
Net cash provided by investing activities	12,460	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	300,000	-
Net cash provided by financing activities	300,000	25,000

Net increase (decrease) in cash	(533,111)	25,000

Cash - beginning of the period	821,080	-
Cash - end of the period	$287,969	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	-	$50,000

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On July 19, 2021, the Company entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), Merger Sub will merge with and into Kin (the “Merger”) with Kin surviving the Merger as a wholly-owned subsidiary of Omnichannel (the “Business Combination”). In addition, at the Closing, Omnichannel will be renamed “Kin Holdings, Inc.” References herein to “Pubco” shall mean the Company as of the time following such change of name.

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

Note 2-Summary of Significant Accounting Policies and Basis of Presentation (as restated)

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

Restatement of Previously Reported Financial Statements

In connection with the change in presentation of Class A common stock subject to possible redemption, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	181,261,260	25,238,740	206,500,000
Class A common stock	252	(252)	—
Additional paid-in capital	1,850,692	(1,850,692)	—
Accumulated deficit	3,148,545	(23,387,796)	(20,239,251)
Total stockholders’ equity (deficit)	$5,000,005	$(25,238,740)	$(20,238,735)

The Company’s condensed consolidated statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity (deficit) accounts described above.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in Value of Class A common stock subject to possible redemption	$7,030,200	$(7,030,200)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	175,687,640	30,812,360	206,500,000
Class A common stock	308	(308)	—
Additional paid-in capital	7,424,256	(7,424,256)	—
Accumulated deficit	(2,425,074)	(23,387,796)	(25,812,870)
Total stockholders’ equity (deficit)	$5,000,006	$(30,812,360)	$(25,812,354)

The Company’s condensed consolidated statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in Value of Class A common stock subject to possible redemption	$1,456,580	$(1,456,580)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Basic and diluted income (loss) per share - Class A common stock	$-	$0.27	$0.27
Basic and diluted income (loss) per share - Class B common stock	$1.36	$(1.09)	$0.27

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Basic and diluted income (loss) per share - Class A common stock	$-	$(0.22)	$(0.22)
Basic and diluted income (loss) per share - Class B common stock	$(1.08)	$0.86	$(0.22)

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Basic and diluted income (loss) per share - Class A common stock	$-	$0.06	$0.06
Basic and diluted income (loss) per share - Class B common stock	$0.28	$(0.22)	$0.06

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had $300,000 and $0 Working Capital Loans outstanding, respectively.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$206,500,000
Less:
Proceeds allocated to Public Warrants at issuance	(12,183,500)
Offering costs allocated to Class A common stock subject to possible redemption	(11,228,780)
Plus:
Accretion of carrying value to redemption value	23,412,280
Class A common stock subject to possible redemption	$206,500,000

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

Proposed Business Combination

On July 19, 2021, we entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Closing”), Merger Sub will merge with and into Kin with Kin surviving the Merger as a wholly-owned subsidiary of Omnichannel (the “Business Combination”). In addition, at the Closing, Omnichannel will be renamed “Kin Holdings, Inc.” References herein to “Pubco” shall mean the Company as of the time following such change of name.

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

Item 4. Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 24, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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