Form 10-K
period 2021-12-31
Omnichannel Acquisition Corp.
filed 2022-03-25
CIK 1827669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-39726

OMNICHANNEL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3113789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

First Floor West 51 John F. Kennedy Parkway Millburn, NJ	07078
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately: $202,989,500

As of March 25, 2022, the Registrant had 20,650,000 shares of its Class A common stock, $0.0001 par value per share, and 5,162,500 shares of its Class B common stock, $0.0001 par value per share, outstanding.

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

ii

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $7,227,500 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $600,000 in expenses relating to the Public Offering, approximately $200,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was $206,554,632 in investments and cash held in the Trust Account and $135,734 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, $24,928 had been withdrawn from the Trust Account to pay the Company’s income taxes.

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

Conduct of Redemptions Pursuant to Tender Offer Rules

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the U.S. Securities and Exchange Commission (“SEC”) prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at First Floor West, 51 John F. Kennedy Parkway, Millburn, NJ 07078 or by telephone at (908) 271-6641.

Business Combination Agreement with Kin Insurance, Inc.

On July 19, 2021, the Company entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (the “Kin Business Combination Agreement”).

Termination of Business Combination Agreement

On January 26, 2022, the Company, Merger Sub and Kin entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Kin Business Combination Agreement. The termination of the Kin Business Combination Agreement is effective as of January 26, 2022.

As a result of the termination of the Kin Business Combination Agreement, the Kin Business Combination Agreement is void and there is no liability under the Kin Business Combination Agreement on the part of any party thereto, except as set forth in the Termination Agreement and each of the transaction agreements entered into in connection with the Kin Business Combination Agreement insofar as a transaction agreement creates any obligation surviving the termination of Kin Business Combination Agreement to a third party not signatory to the Termination Agreement, including, but not limited to, the Sponsor Agreement, dated as of July 19, 2021, by and among the Sponsor, Kin and certain of the Sponsor’s equity holders. Pursuant to the Termination Agreement, subject to certain exceptions, we have also agreed with Kin, on behalf of ourselves and our respective related parties, to a release of claims relating to the transactions contemplated by the Kin Business Combination Agreement.

We intend to continue to pursue a business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Additionally, the COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

As of December 31, 2021, we had cash outside our trust account of $135,734 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to the business combination. If our estimate of the costs of consummating our proposed business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses from the filing date of this Annual Report, assuming that a business combination is not consummated during that time. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a business combination is not consummated by May 24, 2022.

Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations, and there is no assurance that such financing can be obtained on favorable terms, or at all.

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

Our units, Class A common stock and warrants are listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount of stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

We issued warrants to purchase 10,325,000 shares of Class A common stock as part of the units sold in the Public Offering and the Over-Allotment and, simultaneously with the closing of the Public Offering and the Over-Allotment, we issued an aggregate of 6,130,000 Private Placement Warrants, at $1.00 per warrant. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans (“Working Capital Loans”), such lender may convert those Working Capital Loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Warrant Accounting Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Warrant Accounting Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As described in Amendment No. 2 to our Annual Report on Form 10-K/A of Omnichannel Acquisition Corp. for the fiscal period ended December 31, 2020, as filed with the SEC on December 3, 2021, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to our accounting classification of the public shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock includes certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock subject to possible redemption, see “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at First Floor West, 51 John F. Kennedy Parkway, Millburn, NJ 07078. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on the NYSE under the symbols “OCA.U,” “OCA” and “OCA WS”, respectively.

Holders

As of March 22, 2022, there was one registered holder of record of our units, one registered holder of record of our Class A common stock, one holder of record of our Class B common stock and three registered holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

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

The net proceeds from the Public Offering and the Private Placement, including deferred underwriting discounts of $7,227,500, are held in the Trust Account as of December 31, 2021. We paid approximately $4,130,000 in underwriting discounts. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 17, 2020, which was filed with the SEC.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “Omnichannel Acquisition Corp.,” “Omnichannel,” “our,” “us” or “we” refer to Omnichannel Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Public Offering was declared effective November 19, 2020. On November 24, 2020, we consummated our Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of approximately $7.0 million in deferred underwriting commissions (Note 5). We granted the underwriters in the Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Public Offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (Note 4). Simultaneously with the closing of the Over-Allotment on November 30, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 130,000 Private Placement Warrants by the Sponsor, generating gross proceeds to us of $130,000.

Upon the closing of the Public Offering, the Over-Allotment and the Private Placement, $206.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Public Offering, the Over-Allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 18 months from the closing of the Public Offering, or May 24, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Termination of Proposed Business Combination

On July 19, 2021, we entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (the “Kin Business Combination Agreement”). Upon the consummation of the transactions contemplated by the Kin Business Combination Agreement (the “Closing”), Merger Sub would have merged with and into Kin with Kin surviving the Merger as a wholly-owned subsidiary of Omnichannel (the “Kin Business Combination”). In addition, at the Closing, Omnichannel would have been renamed “Kin Holdings, Inc.”

On January 26, 2022, we entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) with Merger Sub and Kin, pursuant to which the parties agreed to mutually terminate the Kin Business Combination Agreement. The termination of the Kin Business Combination Agreement was effective as of January 26, 2022.

As a result of the termination of the Kin Business Combination Agreement, the Kin Business Combination Agreement is void and there is no liability under the Kin Business Combination Agreement on the part of any party thereto, except as set forth in the Termination Agreement and each of the transaction agreements entered into in connection with the Kin Business Combination Agreement insofar as a transaction agreement creates any obligation surviving the termination of the Kin Business Combination to a third party not signatory to the Termination Agreement, including, but not limited to, the Sponsor Agreement, dated as of July 19, 2021, by and among the Sponsor, Kin and certain of the Sponsor’s equity holders. Pursuant to the Termination Agreement, subject to certain exceptions, we and Kin have also agreed, on behalf of ourselves and our respective related parties, to a release of claims relating to the transactions contemplated by the Kin Business Combination Agreement.

For additional information regarding the applicable agreements, see our Current Reports on Form 8-K filed on July 19, 2021, January 26, 2022, and January 27, 2022, and our registration statement on Form S-4 (as amended), initially filed with the SEC on August 12, 2021.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $136,000 in cash and a working capital deficit of approximately $2.7 million.

Our liquidity needs have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on November 24, 2020. Our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4).

On September 10, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 in loans, and on November 11, 2021, the Sponsor committed to provide us an additional amount of up to $700,000 in loans, for an aggregate of up to $1.0 million in loans, in each case in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.0 million of the Sponsor Loan Commitment may be convertible into warrants to purchase our Class A common stock at a conversion price of $1.00 per warrant. As of December 31, 2021, we borrowed from the Sponsor the amount of $650,000 under the Sponsor Loan Commitment, which amount remains outstanding (see Note 4).

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by May 24, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation, the Public Offering, and the search for a target for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had a net gain of approximately $6.9 million which consisted of an approximately $11.5 million change in fair value of derivative warrant liabilities and approximately $81,000 of income from our investments held in the Trust Account, which were partially offset by $4.4 million in general and administrative expenses, $48,000 in general and administrative expenses - related party and approximately $202,000 in franchise tax.

For the period from September 9, 2020 (inception) through December 31, 2020, we had a net loss of approximately $3.9 million, which consisted of an approximately $1.8 million loss from changes in fair value of derivative warrant liabilities, a loss upon issuance of Private Placement Warrants of approximately $1.1 million, offering costs of approximately $0.7 million related to the issuance of derivative warrant liabilities, approximately $173,000 in general and administrative expenses, $8,000 in general and administrative expenses to related parties, $62,000 of franchise tax expense, and a net loss on investments held in the Trust Account of approximately $1,000.

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

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we shall pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of our management team.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Public Offering. In addition, in connection with the Public Offering, the underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $7.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge our exposure to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,325,000 warrants issued in connection with the Public Offering (the “Public Warrants”) and the 6,130,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured by reference to the listed price in an active market for the Public Warrants, the closing price of the warrants on NYSE as of December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 20,650,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares: Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We do not consider the effect warrants sold in the Public Offering and the Private Placement, an aggregate of 16,455,000 warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and December 31, 2020. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 24, 2020, its annual consolidated financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

The Company’s management has identified a material weakness in the Company’s internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. Historically, a portion of our Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Our management has concluded that our control around the interpretation and accounting for certain complex financial instruments we previously issued was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of November 24, 2020, our annual consolidated financial statements for the period ended December 31, 2020 and our interim consolidated financial statements for the quarters ended March 31, 2021 and June 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

To remediate the above material weakness, we have implemented a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Matt Higgins	47	Chairman and Chief Executive Officer
Christine Pantoya	52	Chief Financial Officer
Austin Simon	31	Chief Operating Officer
Bobbi Brown	64	Director
Albert Carey	70	Director
Priya Dogra	42	Director
Vicky Free	51	Director
Mark Gerson	49	Director
Emmett Shine	38	Director

Matt Higgins has served as our Chief Executive Officer, Chairman and a member of our board of directors since September 2020. Mr. Higgins is also the Chief Executive Officer of RSE Ventures (“RSE”), an incubator and investment firm that he co-founded in September 2012 to pursue opportunities in the sports, media, entertainment, food, and technology sectors. Mr. Higgins’ deep operating experience spans multiple industries over his 25-year career, which he draws upon to help founders navigate complex situations in order to reach their full potential.

A lifelong New Yorker, Mr. Higgins spent much of his early career in public service at the site of the worst terrorist attack on U.S. soil. He was appointed one of the first employees — and ultimately Chief Operating Officer — of the Lower Manhattan Development Corporation, the $2 billion dollar federally funded government agency created to plan and oversee the rebuilding of the 16-acre World Trade Center site. Mr. Higgins helped organize the largest international design competition in history, culminating in Reflecting Absence, the September 11th National Memorial, and the development of One World Trade Center, the tallest building in the United States.

After transitioning to the private sector, Mr. Higgins spent 15 years affiliated with the National Football League, overseeing business operations for two NFL franchises. At RSE Ventures, Mr. Higgins has incubated numerous businesses and successfully backed many challenger brands from inception, including RESY, an OpenTable competitor that American Express acquired in 2019; Drone Racing League, the world’s premier drone racing circuit; and the International Champions Cup, the largest privately-owned soccer tournament featuring Europe’s top clubs. Starting in 2016, he broadened RSE’s focus to rapidly expanding food concepts including David Chang’s Momofuku, Fuku, Milk Bar, &pizza, and Bluestone Lane.

Mr. Higgins has a deep lens into consumer trends through RSE’s partnership with Gary Vaynerchuk in the leading digital-first marketing firm VaynerMedia. Mr. Higgins was the agency’s first client over a decade ago and RSE went on to acquire a significant ownership stake in the business. The agency has over 900 employees and is regarded as one of the top advisors to Fortune 500 companies on emerging marketing strategies before they go mainstream — including, for example, serving as the U.S. agency of record for TikTok. Through RSE, Mr. Higgins also teamed up with Jesse Derris to launch a brand strategy and communications firm that over the years has represented a number of leading DTC brands, including Warby Parker, Harry’s, Reformation and Everlane. Through RSE’s affiliated venture fund, Amity Supply, Mr. Higgins is an early shareholder in many disruptive brands, including Hims.

Mr. Higgins is an Executive Fellow at the Harvard Business School, where he co-teaches a course on emerging consumer trends with Professor Len Schlesinger, Moving Beyond DTC, through Harvard’s Short Immersive Program (SIP). Mr. Higgins also has been a guest shark on ABC’s hit show, Shark Tank, appearing on seasons 10 and 11, and Harper Collins’ William Morrow imprint will release his book, “Burn the Boats!,” in 2022. In 2019, he received the Ellis Island Medal of Honor, joining the ranks of seven former U.S. presidents, Nobel Prize winners and other leaders for work to improve society. He is also a longstanding board member of Autism Speaks. Mr. Higgins received his Bachelor of Arts in political science and honorary doctorate from Queens College and his J.D. from Fordham Law, where he was a member of the Fordham Law Review.

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

Bobbi Brown has served as a director of the Company since November 2020. Mrs. Brown is the founder of Bobbi Brown Cosmetics, where she served as the Chief Creative Officer until 2016. Mrs. Brown also launched Beauty Evolution, a modern lifestyle company for all things wellness, beauty, and everything in between. Mrs. Brown left her namesake brand in 2016 to return to her roots as an entrepreneur, launching three new businesses: justBOBBI.com, a digital editorial content site; The George, a 31-room boutique hotel in Montclair, NJ, and Beyond the Beauty with Bobbi Brown, a podcast that interviews innovative founders and entrepreneurs. In October 2020, Mrs. Brown returned to the beauty industry and launched Jones Road, a direct-to-consumer collection of clean beauty products for all ages, skin types, and skin tones. She is the Beauty & Lifestyle Editor of Elvis Duran and The Morning Show, has her own podcast called The Important Things, and pens columns for Katie Couric Media, Charlotte’s Book, and Naturally, Danny Seo. She is the author of nine books, including many New York Times bestsellers. Mrs. Brown has received wide recognition, including the Glamour Woman of the Year Award, the Fashion Group International Night of Stars Beauty Award, and the Jackie Robinson Foundation’s ROBIE Humanitarian Award. She was appointed by President Obama to the Advisory Committee for Trade Policy and Negotiation and has been inducted into the New Jersey Hall of Fame. Mrs. Brown earned her Bachelor of Fine Arts from Emerson College and holds honorary doctorate degrees from Montclair State University, Fashion Institute of Technology, Monmouth University, and Emerson College.

Albert Carey has served as a director of the Company since November 2020. Mr. Carey currently serves as the chairman of the board of Unifi, Inc. (since April 2019) and has been on the board of directors of The Home Depot since 2008. Mr. Carey previously served as the Chief Executive Officer of PepsiCo North America from March 2016 to April 2019, where he was responsible for leading PepsiCo’s North America Beverage business, Frito Lay North America, and the North America Nutrition business. Prior to his role as the chief executive officer, Mr. Carey held multiple executive roles at PepsiCo, working across the snacks and beverages portfolio. He served as president and CEO of Frito-Lay North America, where he led the snack and convenient foods business, and as president of PepsiCo Sales, where he led sales and customer management for the company’s retail, foodservice and fountain businesses. Prior to joining PepsiCo in 1981, Mr. Carey worked at Procter & Gamble for seven years. Mr. Carey is on the Board of Trustees, and the Dean’s advisory council of the Robert H. Smith School of Business, both at the University of Maryland. Mr. Carey holds a Bachelor of Science in Government and Politics from the University of Maryland.

Priya Dogra has served as a director of the Company since November 2020. Ms. Dogra currently serves as the President, WarnerMedia for Europe, the Middle East, Africa, and Asia (excluding China) (since July 2020). She is responsible for various commercial and content activities, including theatrical distribution, advertising, affiliate sales, content sales, programming, production as well as the operations of the company’s linear channels across the regions. Ms. Dogra has been in the media sector for over a decade and prior to this role, she served as the head of Strategy & Corporate Development for WarnerMedia from August 2018 to July 2020, with responsibility for driving the company’s overall corporate growth initiatives and their direct-to-consumer strategy internationally. Previously, Ms. Dogra served as the head of Mergers & Acquisitions for Time Warner from August 2015 to July 2018. She has extensive public company deal experience and considerable background in direct-to-consumer activities. Prior to WarnerMedia, Ms. Dogra spent seven years at Citigroup in the Media and Telecom Investment Banking group. Ms. Dogra received her Bachelor of Science in Commerce and Computer Science from the University of Toronto.

Vicky Free has served as a director of the Company since November 2020. Mrs. Free was appointed as the senior vice president of global marketing of Adidas in November 2020 and previously served as the senior vice president and Chief Marketing Officer for Novant Health (from May 2019 to November 2020) and has more than 25 years of experience in marketing and brand management. At Novant, she oversaw and implemented the organization’s marketing strategies including brand, market research, paid media and campaign management, digital engagement as well as insights and analytics. Mrs. Free was previously the senior vice president of global brand strategy, marketing and creative for Disney/ABC International from March 2017 to May 2019, where she led the overall brand strategy, marketing campaign development, retail marketing and digital initiatives to drive sales, ownership and consumption of Walt Disney Studios Theatrical in-home content and ABC Television Distribution content. Prior to working at Disney/ABC International, Mrs. Free served as executive vice president and chief marketing officer for BET Networks from June 2011 to January 2017, where she led brand strategy and consumer advertising across the BET Networks enterprise. Mrs. Free also held several marketing leadership positions with Time Warner, including Turner Networks, TNT, TBS and TCM. Prior to her work in national media, Mrs. Free worked with McDonald’s Corporation to develop annual marketing campaigns for women and multicultural markets. Mrs. Free is a member of the Executive Leadership Council and on the board of directors for VIZIO Holdings and PromaxBDA, serving as the Secretary of the Executive Board for the latter, and is a member of the University of South Carolina Dean’s Advisory Board. She has been recognized for her executive leadership and marketing expertise by Ad Age, Ebony, UpTown, CableFax 50 Most Powerful Women & Minorities in Cable (2008-2018), NAMIC, Multicultural TV Leadership Awards, PromaxBDA, Black Enterprise, The Network Journal, and Delta Sigma Theta Sorority Inc. Mrs. Free earned her Bachelor of Arts in mass communications from the University of South Carolina and a Master of Business Administration from the Kellogg School of Management at Northwestern University. She has also earned leadership certifications from UCLA’s Anderson Graduate School of Management and Harvard University.

Mark Gerson has served as a director of the Company since November 2020. Mr. Gerson currently serves on the board of directors of the Gerson Lehrman Group (GLG), which position he has held since he co-founded GLG in 1998. He is also the co-founder of several other companies in industries ranging from healthcare services to enterprise software, and Create, a venture studio that is launching companies across a number of diversified industries, where he also serves as a board member. Mr. Gerson also serves as a director of Julius (since June 2017), Voray (since August 2014), Quality Reviews (since June 2012), Thuzio (since April 2012) and Matterhorn (since August 2011). He has been a seed round investor in companies in industries from diversified consumer products to biotechnology. Mr. Gerson is also the co-founder and Chairman of United Hatzalah, the crowd-sourced network of volunteer first responders throughout Israel with affiliates throughout the world. He is also the co-founder and Chairman of the Africa Mission Healthcare Foundation, which supports the work of medical missionaries in Africa through clinical care, training and infrastructure. He has a regular column on the Torah on the Christian Broadcasting Network, and his book, “The Telling — How Judaism’s Essential Book Reveals the Meaning of Life” is forthcoming from St. Martin’s Essentials in March 2021. Mark received his bachelor’s degree from Williams College, summa cum laude, and received his J.D. from Yale Law School.

Emmett Shine has served as a director of the Company since November 2020. Mr. Shine is the Co-Founder and Executive Creative Director (since August 2019) of Pattern, a family of consumer brands that work together to help people enjoy daily life. Each brand provides the essentials to make, shape, and grow a home — the center of daily life. Prior to Pattern, Mr. Shine founded Gin Lane, serving as President and Executive Creative Director from January 2008 to August 2019. Gin Lane helped usher in a new wave of consumer-led, digital-first brands, helping to launch and grow Harry’s, SmileDirectClub, Sweetgreen, Hims, Stadium Goods, Quip, Recess, Haus, Sunday Goods, and many more. Mr. Shine is on the founding team of JAJA Tequila and an advisor to Care/Of, Sunday Goods, Swell Energy, Shhhowercap, and Recess.

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

Audit Committee

We have an audit committee comprised of Ms. Dogra, Mr. Gerson, Mrs. Free and Mr. Shine, each of whom is independent under the NYSE listing standards and applicable SEC rules.

Ms. Dogra serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Dogra qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

●	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. We have filed copies of our Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to our registration statement in connection with the Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at First Floor West, 51 John F. Kennedy Parkway, Millburn, NJ 07078 or by telephone at (908) 271-6641. We intend to disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics in a Current Report on Form 8-K.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 25,812,500 shares of common stock of outstanding as of March 25, 2022, of which 20,650,000 were shares of Class A common stock and 5,162,500 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Omnichannel Sponsor LLC (the Sponsor) (2)(3)	5,162,500	20.0%
Matt Higgins(2)(3)	5,162,500	20.0%
Christine Pantoya	-	-
Austin Simon	-	-
Bobbi Brown	-	-
Albert Carey	-	-
Priya Dogra	-	-
Vicky Free	-	-
Mark Gerson	-	-
Emmett Shine	-	-
Glazer Capital, LLC(4)	1,502,051	5.8%
Weiss Asset Management LP(5)	1,551,691	6.0%
Millennium International Management LP(6)	1,321,076	5.1%

(1)	Unless otherwise noted, the business address of each of our stockholders listed is c/o Omnichannel Acquisition Corp., First Floor West, 51 John F. Kennedy Parkway, Millburn, NJ 07078.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.
(3)	Omnichannel Sponsor LLC is the record holder of the shares reported herein. Matt Higgins is a member and the manager of Omnichannel Sponsor LLC and has voting and investment discretion with respect to the common stock held of record by Omnichannel Sponsor LLC.
(4)	According to a Schedule 13G filed on February 14, 2022, on behalf of Glazer Capital, LLC and Paul J. Glazer, the aforementioned persons have beneficial ownership of the securities reported above and the business address of each such person is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)	According to a Schedule 13G filed on February 11, 2022, on behalf of Weiss Asset Management LP, WAM GP LLC and Andrew M Weiss, Ph.D., the aforementioned persons have beneficial ownership of the securities reported above and the business address of each such person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.
(6)	According to a Schedule 13G filed on January 20, 2022, on behalf of Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander, the aforementioned persons have beneficial ownership of the securities reported above and the business address of each such person is 399 Park Avenue, New York, New York 10022.

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

The Private Placement

Omnichannel entered into the Subscription Agreements with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Omnichannel agreed to issue and sell in private placements an aggregate of 8,042,500 shares of Omnichannel Class A common stock to the PIPE Investors for $10.00 per share for aggregate gross proceeds of $80,425,000 (the “PIPE Investment”). Matt Higgins (the Chief Executive Officer, Chairman and a director of Omnichannel), Mark Gerson (a director of Omnichannel), Aidan Kehoe (an Omnichannel advisor) and Garysquad III LLC (affiliated with Omnichannel advisor Gary Vaynerchuk) have each agreed to participate in the PIPE Investment and purchase 300,000 shares, 100,000 shares, 200,000 shares and 15,000 shares, respectively, of Omnichannel for an aggregate purchase price of $3 million, $1 million, $2 million and $150,000, respectively.

As a result of the termination of the Kin Business Combination Agreement, effective as of January 26, 2022, each of the subscription agreements entered into in connection with the PIPE Investment was automatically terminated with no further force or effect.

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

Related Party Loan

On September 9, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Public Offering. We borrowed approximately $105,000 under the Note and fully repaid the Note in full on November 24, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for professional services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from September 9, 2020 (inception) through December 31, 2020, and of services rendered in connection with our Public Offering, totaled $73,645. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 totaled $65,125.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from September 9, 2020 (inception) through December 31, 2020. For the year ended December 31, 2021, we paid Withum $50,750 in audit-related fees in connection with auditor consents.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the period from September 9, 2020 (inception) through December 31, 2020. For the year ended December 31, 2021, we paid them $7,725 for professional services related to tax matters.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the period from September 9, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the consolidated financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

OMNICHANNEL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2021 and for the Period from September 9, 2020 (Inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2021 and for the Period from September 9, 2020 (Inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from September 9, 2020 (Inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Omnichannel Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Omnichannel Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from September 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 24, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 25, 2022

PCAOB ID NUMBER 100

OMNICHANNEL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$135,734	$821,080
Prepaid expenses	302,319	627,614
Total current assets	438,053	1,448,694
Investments held in Trust Account	206,554,632	206,498,802
Total Assets	$206,992,685	$207,947,496

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$149,606	$3,728
Accounts payable – related party	9,305	8,000
Accrued expenses	2,936,932	182,577
Due to related party	-	6,252
Franchise tax payable	150,164	61,420
Total current liabilities	3,246,007	261,977
Convertible note – related party	650,000	-
Derivative warrant liabilities	9,708,450	21,226,950
Deferred underwriting commissions	7,227,500	7,227,500
Total liabilities	20,831,957	28,716,427

Commitments and Contingencies

Class A common stock subject to possible redemption; $0.0001 par value, 20,650,000 shares at redemption value of $10.00 per share as of December 31, 2021 and 2020	206,500,000	206,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2021 and 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,162,500 and 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	516	575
Additional paid-in capital	-	-
Accumulated deficit	(20,339,788)	(27,269,506)
Total stockholders’ deficit	(20,339,272)	(27,268,931)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$206,992,685	$207,947,496

The accompanying notes are an integral part of these consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from September 9, 2020 (inception) through December 31, 2020

General and administrative expenses	$4,419,924	$173,165
Administrative expenses - related party	48,000	8,000
Franchise tax expense	201,675	61,420
Loss from operations	(4,669,599)	(242,585)
Other income (expenses):
Loss upon issuance of private placement warrants	-	(1,103,400)
Change in fair value of derivative warrant liabilities	11,518,500	(1,810,050)
Offering costs associated with derivative warrant liabilities	-	(724,418)
Income (loss) from investments held in Trust Account	80,758	(1,198)
Net income (loss)	$6,929,659	$(3,881,651)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,650,000	8,395,699

Basic and diluted net income (loss) per share, Class A common stock	$0.27	$(0.29)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,162,500	5,055,914

Basic and diluted net income (loss) per share, Class B common stock	$0.27	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2021 and

For the Period from September 9, 2020 through December 31, 2020

	Common Stock				Additional Paid-In Capital		Total
	Class A		Class B			Accumulated	Stockholders'
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balance - September 9, 2020 (inception)	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(24,425)	(23,387,855)	(23,412,280)
Net loss	-	-	-	-	-	(3,881,651)	(3,881,651)
Balance - December 31, 2020	-	-	5,750,000	575	-	(27,269,506)	(27,268,931)
Forfeiture of Class B common stock	-	-	(587,500)	(59)	59	-	-
Subsequent measurement of Class A common stock subject to possible redemption against additional paid-in capital and accumulated deficit	-	-	-	-	(59)	59	-
Net income	-	-	-	-	-	6,929,659	6,929,659
Balance - December 31, 2021	-	$ -	5,162,500	$ 516	$ -	$ (20,339,788)	$ (20,339,272)

The accompanying notes are an integral part of these consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from September 9, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$6,929,659	$(3,881,651)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss upon issuance of private placement warrants	-	1,103,400
Offering costs associated with derivative warrant liabilities	-	724,418
Change in fair value of derivative warrant liabilities	(11,518,500)	1,810,050
Loss (income) on investments held in Trust Account	(80,758)	1,198
Changes in operating assets and liabilities:
Prepaid expenses	325,295	(627,614)
Accounts payable	145,878	3,728
Accounts payable - related party	1,305	8,000
Accrued expenses	2,754,355	107,577
Franchise tax payable	88,744	61,420
Due to related party	(6,252)	6,252
Net cash used in operating activities	(1,360,274)	(683,222)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(206,500,000)
Interest released from Trust Account to pay franchise taxes	24,928	-
Net cash provided by (used in) investing activities	24,928	(206,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	650,000	43,913
Repayment of note payable to related party	-	(104,788)
Proceeds received from initial public offering, gross	-	206,500,000
Proceeds received from private placement	-	6,130,000
Offering costs paid	-	(4,589,823)
Net cash provided by financing activities	650,000	208,004,302

Net increase (decrease) in cash	(685,346)	821,080

Cash - beginning of the period	821,080	-
Cash - end of the period	$135,734	$821,080

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$75,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,227,500

The accompanying notes are an integral part of these consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective November 19, 2020. On November 24, 2020, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of approximately $7.0 million in deferred underwriting commissions (see Note 5). The Company granted the Underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and, on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and the Company incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (see Note 4). Simultaneously with the closing of the Over-Allotment on November 30, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 130,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $130,000.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $206.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company provides the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Termination of Proposed Business Combination

On July 19, 2021, we entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly-owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (the “Kin Business Combination Agreement”). Upon the consummation of the transactions contemplated by the Kin Business Combination Agreement (the “Closing”), Merger Sub would have merged with and into Kin with Kin surviving the Merger as a wholly-owned subsidiary of Omnichannel (the “Kin Business Combination”). In addition, at the Closing, Omnichannel would have been renamed “Kin Holdings, Inc.”

On January 26, 2022, the Company, Merger Sub and Kin entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Kin Business Combination Agreement. The termination of the Kin Business Combination Agreement was effective as of January 26, 2022.

As a result of the termination of the Kin Business Combination Agreement, the Kin Business Combination Agreement is void and there is no liability under the Kin Business Combination Agreement on the part of any party thereto, except as set forth in the Termination Agreement and each of the transaction agreements entered into in connection with the Kin Business Combination Agreement insofar as a transaction agreement creates any obligation surviving the termination of the Kin Business Combination to a third party not signatory to the Termination Agreement, including, but not limited to, the Sponsor Agreement, dated as of July 19, 2021, by and among the Sponsor, Kin and certain of the Sponsor’s equity holders. Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Kin have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Kin Business Combination.

For additional information regarding the agreement, see the Company’s Current Reports on Form 8-K filed by us on July 19, 2021 and January 26, 2022, and the withdrawal of Company’s registration statement on Form S-4 (as amended) on January 27, 2022, for more information.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $136,000 in cash and a working capital deficit of approximately $2.7 million.

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

On September 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 in loans, and, on November 11, 2021, the Sponsor committed to provide the Company an additional amount of up to $700,000 in loans for an aggregate of up to $1.0 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.0 million of the Sponsor Loan Commitment may be convertible into warrants to purchase Class A common stock at a conversion price of $1.00 per warrant. As of December 31, 2021, the Company borrowed from the Sponsor the amount of $650,000 under the Sponsor Loan Commitment, which amount remains outstanding (see Note 4).

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

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured by reference to the listed price in an active market for the Public Warrants, the closing price of the warrants on NYSE as of December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 30, 2020, 20,650,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,455,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from September 9, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from September 9, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income (loss)	$5,543,727	$1,385,932	$(2,422,696)	$(1,458,955)

Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,162,500	8,395,699	5,055,914

Basic and diluted net income (loss) per common share	$0.27	$0.27	$(0.29)	$(0.29)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no amounts accrued for interest and penalties.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor purchased 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 13, 2020 and November 19, 2020, respectively, the Sponsor surrendered 2,875,000 and 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. All share and per share amounts were retroactively restated to reflect the share surrenders and cancellations. The Initial Stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture. The remaining unexercised over-allotment option expired on January 8, 2021; thus, 587,500 shares of Class B common stock held by the Sponsor were forfeited.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both December 31, 2021 and December 31, 2020, the Company had no Working Capital Loans outstanding.

On September 10, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 in loans, and on November 11, 2021, the Sponsor committed to provide to the Company an additional amount of up to $700,000 in loans for an aggregate of up to $1.0 million in loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.0 million of the Sponsor Loan Commitment may be convertible into warrants to purchase shares of Class A common stock of the Company at a conversion price of $1.00 per warrant. As of December 31, 2021, the Company borrowed from the Sponsor the amount of $650,000 under the Sponsor Loan Commitment, and is presented on the accompanying consolidated balance sheets.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company shall pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of the Company’s management team. The Company incurred $48,000 and $8,000, respectively, in expenses in connection with such services during year ended December 31, 2021 and the period from September 9, 2020 (inception) through December 31, 2020, which are included in administrative expenses - related party on the accompanying consolidated statements of operations. As of December 31, 2021 and December 31, 2020, there were outstanding balances of $8,000 and $8,000 for such fees, respectively, in "Accounts payable – related party,” as reflected in the accompanying consolidated balance sheets.

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

Note 5 - Commitments and Contingencies

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

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 20,650,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheet.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$206,500,000
Less:
Proceeds allocated to Public Warrants at issuance	(12,183,500)
Offering costs allocated to Class A common stock subject to possible redemption	(11,228,780)
Plus:
Accretion of carrying value to redemption value	23,412,280
Class A common stock subject to possible redemption	$206,500,000

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 20,650,000 Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying consolidated balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 30, 2020, the Company issued 10,062,500 shares of Class B common stock to the Sponsor. On November 13, 2020 and November 19, 2020, respectively, the Sponsor surrendered 2,875,000 and 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrenders. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option were not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture. The remaining unexercised over-allotment option expired on January 8, 2021; thus, 587,500 shares of Class B common stock held by the Sponsor were forfeited. As of December 31, 2021 and December 31, 2020, there were 5,162,500 and 5,750,000 Class B common stock issued and outstanding, respectively.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$206,554,632	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	6,091,750	-	-
Derivative warrant liabilities - Private placement warrants	-	3,616,700	-
Total Fair Value	$212,646,382	$3,616,700	$-

	Fair Value Measured as of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$206,498,802	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	-	-	13,319,250
Derivative warrant liabilities - Private placement warrants	-	-	7,907,700
Total Fair Value	$206,498,802	$-	$21,226,950

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as a result of the Public Warrants being listed price in an active market in March 2021, the closing price of the warrants on NYSE as of March 31, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants and Private Warrants was estimated at December 31, 2020 using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Public Warrants and Private Warrants was measured by reference to the listed price in an active market for the Public Warrants, the closing price of the warrants on NYSE as of December 31, 2021. The Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For the year ended December 31, 2021, the Company recognized income to the consolidated statements of operations resulting from a decrease in the fair value of warrant liabilities of approximately $11.5 million, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations. For the period from September 9, 2020 (inception) through December 31, 2020, the Company recognized loss to the consolidated statements of operations resulting from an increase in the fair value of liabilities of approximately $1.8 million presented as a change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company's Private Placement Warrants at their measurement dates:

December 31, 2020
Exercise price	$11.50
Stock price	$9.65
Term(yrs)	5.5
Volatility	25.0%
Risk-free rate	0.50%

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, as of December 31, 2021 and December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$21,226,950
Transfer of Public Warrants and Private Placement Warrants from Level 3:	(21,226,950)
Level 3 derivative warrant liabilities at December 31, 2021	$-

Derivative warrant liabilities at September 9, 2020 (inception)	$-
Issuance of Public and Private Warrants	19,416,900
Change in fair value of derivative warrant liabilities	1,810,050
Derivative warrant liabilities at December 31, 2020	$21,226,950

Note 10 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and for the period from September 9, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(1,014,851)	(51,194)
State	-	-
Valuation allowance	1,014,851	51,194
Income tax (benefit) provision	$-	$-

The Company’s net deferred tax assets are as follows as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net-operating loss carryforward	$(792,980)	$(13,149)
Start-up/Organization costs	(221,871)	(38,045)
Total deferred tax assets	(1,014,851)	(51,194)
Valuation allowance	1,014,851	51,194
Deferred tax asset, net of allowance	$-	$-

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

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021 and for the period from September 9, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of derivative warrant liabilities	(34.91)%	(19.68)%
Change in valuation allowance	13.91%	(1.32)%
Income Tax Expense	0.00%	0.00%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheets date up to the date that the consolidated financial statements were issued. Based on this evaluation, other than as noted below and in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249686), filed with the SEC on November 17, 2020).
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of November 19, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K for the period from September 9, 2020 (inception) to December 31, 2020 (File No. 001-39726), filed with the SEC on March 31, 2021).
10.1	Letter Agreement, dated November 19, 2020, by and among the Company, Omnichannel Sponsor LLC and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.2	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.3	Registration Rights Agreement, dated November 19, 2020, by and among the Company, Omnichannel Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2020, by and among the Company, Omnichannel Sponsor LLC and the other parties thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on November 25, 2020).
10.5	Business Combination Agreement, dated as of July 19, 2021, by and among Omnichannel Acquisition Corp., Omnichannel Merger Sub, Inc. and Kin Insurance, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on July 19, 2021)
10.6	Termination Agreement, dated January 26, 2022, by and among the Company, Merger Sub, and Kin Insurance, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39726), filed with the SEC on January 26, 2022).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022

OMNICHANNEL ACQUISITION CORP.

By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Matt Higgins	Chief Executive Officer and Chairman	March 25, 2022
Matt Higgins	(Principal Executive Officer)

/s/ Christine Pantoya	Chief Financial Officer	March 25, 2022
Christine Pantoya	(Principal Financial and Accounting Officer)

/s/ Bobbi Brown	Director	March 25, 2022
Bobbi Brown

/s/ Albert Carey	Director	March 25, 2022
Albert Carey

/s/ Priya Dogra	Director	March 25, 2022
Priya Dogra

/s/ Vicky Free	Director	March 25, 2022
Vicky Free

/s/ Mark Gerson	Director	March 25, 2022
Mark Gerson

/s/ Emmett Shine	Director	March 25, 2022
Emmett Shine