Form 10-Q
period 2022-03-31
Omnichannel Acquisition Corp.
filed 2022-05-16
CIK 1827669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 20,650,000 shares of Class A common stock, par value $0.0001 per share, and 5,162,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OMNICHANNEL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

OMNICHANNEL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$14,740	$135,734
Prepaid expenses	275,495	302,319
Total current assets	290,235	438,053
Investments held in Trust Account	206,541,294	206,554,632
Total Assets	$206,831,529	$206,992,685

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$259,925	$149,606
Accounts payable - related party	13,305	9,305
Accrued expenses	3,014,182	2,936,932
Franchise tax payable	50,050	150,164
Total current liabilities	3,337,462	3,246,007
Convertible note – related party	790,000	650,000
Derivative warrant liabilities	2,961,900	9,708,450
Deferred underwriting commissions	7,227,500	7,227,500
Total liabilities	14,316,862	20,831,957

Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value, 20,650,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	206,500,000	206,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,162,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	516	516
Additional paid-in capital	-	-
Accumulated deficit	(13,985,849)	(20,339,788)
Total stockholders’ deficit	(13,985,333)	(20,339,272)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$206,831,529	$206,992,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$373,673	$1,040,092
Administrative expenses - related party	12,000	12,000
Franchise tax expense	50,600	49,692
Loss from operations	(436,273)	(1,101,784)

Other income:
Change in fair value of derivative warrant liabilities	6,746,550	8,062,950
Income from investments held in Trust Account	43,662	69,030
Total other income	6,790,212	8,131,980

Net income	$6,353,939	$7,030,196

Weighted average shares outstanding of Class A common stock, basic and diluted	20,650,000	20,650,000

Basic and diluted net income per share, Class A common stock	$0.25	$0.27

Weighted average shares outstanding of Class B common stock, basic and diluted	5,162,500	5,162,500

Basic and diluted net income per share, Class B common stock	$0.25	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,162,500	$516	$-	$(20,339,788)	$(20,339,272)
Net income	-	-	-	6,353,939	6,353,939
Balance - March 31, 2022 (Unaudited)	5,162,500	$516	$-	$(13,985,849)	$(13,985,333)

	For the Three Months Ended March 31, 2021
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	5,750,000	$575	$-	$(27,269,506)	$(27,268,931)
Forfeiture of Class B common stock	(587,500)	(59)	59	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	(59)	59	-
Net income	-	-	-	7,030,196	7,030,196
Balance - March 31, 2021 (Unaudited)	5,162,500	$516	$-	$(20,239,251)	$(20,238,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,353,939	$7,030,196
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,746,550)	(8,062,950)
Income from investments held in Trust Account	(43,662)	(69,030)
Changes in operating assets and liabilities:
Prepaid expenses	26,824	89,834
Accounts payable	110,319	33,031
Accounts payable - related party	4,000	4,000
Accrued expenses	77,250	883,264
Franchise tax payable	(100,114)	(12,653)
Due to related party	-	(6,252)
Net cash used in operating activities	(317,994)	(110,560)

Cash Flows from Investing Activities:
Interest released from Trust Account to pay franchise taxes	57,000	-
Net cash provided by investing activities	57,000	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	140,000	-
Net cash provided by financing activities	140,000	-

Net decrease in cash	(120,994)	(110,560)

Cash - beginning of the period	135,734	821,080
Cash - end of the period	$14,740	$710,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Going Concern

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds held in Trust Account (as defined below).

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company provides the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Termination of Proposed Business Combination

On July 19, 2021, the Company entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (the “Kin Business Combination Agreement”). On January 26, 2022, the Company, Merger Sub and Kin entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Kin Business Combination Agreement. The termination of the Kin Business Combination Agreement was effective as of January 26, 2022.

For additional information regarding the agreement, see the Company’s Current Reports on Form 8-K filed by us on July 19, 2021, January 26, 2022 and January 27, 2022 for more information.

Going Concern Consideration

As of March 31, 2022, the Company had approximately $15,000 in cash and a working capital deficit of approximately $3.0 million (not including franchise tax obligations of approximately $50,000 that may be paid using interest income, to the extent available, on the proceeds held in the Trust Account).

The Company’s liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note from the Sponsor of approximately $105,000 to the Company prior to the consummation of the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 4).

On September 10, 2021, the Sponsor agreed to provide up to $300,000 in Working Capital Loans to the Company, and, on November 11, 2021, the Sponsor committed to provide up to an additional $700,000 in Working Capital Loans to the Company for an aggregate amount of up to $1.0 million in Working Capital Loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.0 million of the Sponsor Loan Commitment may be convertible into warrants to purchase Class A common stock at a conversion price of $1.00 per warrant. As of March 31, 2022, the Company borrowed from the Sponsor the amount of $790,000 under the Sponsor Loan Commitment, which amount remains outstanding (see Note 4).

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of unaudited condensed consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “10-K”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 presented herein is derived from the audited financial statements presented in the Company’s 10-K.

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

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments may comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The fair value of Public Warrants and Private Warrants was measured by reference to the listed price in an active market for the Public Warrants, the closing price of the warrants on NYSE as of March 31, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 20,650,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares issued and outstanding, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 16,455,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$5,083,151	$1,270,788	$5,624,157	$1,406,039

Denominator:
Basic and diluted weighted average common shares outstanding	20,650,000	5,162,500	20,650,000	5,162,500

Basic and diluted net income per common share	$0.25	$0.25	$0.27	$0.27

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no amounts accrued for interest and penalties.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Note 4 - Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor purchased 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On November 13, 2020 and November 19, 2020, respectively, the Sponsor surrendered 2,875,000 and 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding. The Initial Stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 30, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 650,000 Units; thus, only 587,500 shares of Class B common stock remain subject to forfeiture. The remaining unexercised over-allotment option expired on January 8, 2021; thus, 587,500 shares of Class B common stock held by the Sponsor were forfeited.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination; and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there was no Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On September 10, 2021, the Sponsor agreed to provide up to $300,000 in Working Capital Loans to the Company, and, on November 11, 2021, the Sponsor committed to provide up to an additional $700,000 in Working Capital Loans to the Company for an aggregate amount of up to $1.0 million in Working Capital Loans, in each case in order to finance the Company’s working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.0 million of the Sponsor Loan Commitment may be convertible into warrants to purchase shares of Class A common stock of the Company at a conversion price of $1.00 per warrant. As of March 31, 2022 and December 31, 2021, the Company borrowed from the Sponsor the amount of $790,000 and $650,000 under the Sponsor Loan Commitment, and is presented on the accompanying condensed consolidated balance sheets, respectively.

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company shall pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of the Company’s management team. The Company incurred $12,000 in expenses in connection with such services for each of the three months ended March 31, 2022 and 2021, which is included in administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were outstanding balances of approximately $13,000 and $9,000 for such fees, respectively, in “Accounts payable – related party,” as reflected in the accompanying condensed consolidated balance sheets.

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,650,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$206,500,000
Less:
Proceeds allocated to Public Warrants at issuance	(12,183,500)
Offering costs allocated to Class A common stock subject to possible redemption	(11,228,780)
Plus:
Accretion of carrying value to redemption value	23,412,280
Class A common stock subject to possible redemption	$206,500,000

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 20,650,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,162,500 shares of Class B common stock issued and outstanding, respectively.

Only holders of the Class B common stock have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as required by law.

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

Note 8 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, there was an aggregate of 10,325,000 Public Warrants and 6,130,000 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$206,541,294	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	1,858,500	-	-
Derivative warrant liabilities - Private placement warrants	-	1,103,400	-

OMNICHANNEL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$206,554,632	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	6,091,750	-	-
Derivative warrant liabilities - Private placement warrants	-	3,616,700	-

(1)	Includes approximately $1,100 and $0 in cash as of March 31, 2022 and December 31, 2021, respectively.

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

Level 1 assets may include investments in U.S. government securities or money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants and Private Warrants was measured by reference to the listed price in an active market for the Public Warrants, the closing price of the warrants on NYSE as of March 31, 2022 and December 31, 2021. The Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. For the three months ended March 31, 2022 and 2021, the Company recognized income to the unaudited condensed consolidated statements of operations resulting from a decrease in the fair value of warrant liabilities of approximately $6.8 million and approximately $8.1 million, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

There is no change to the fair value of the derivative warrant liabilities, measured with Level 3 inputs for the three months ended March 31, 2022. For the three months ended March 31, 2021, the change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$21,226,950
Transfer of Public Warrants and Private Placement Warrants from Level 3:	(21,226,950)
Level 3 derivative warrant liabilities at March 31, 2021 (Unaudited)	$-

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred through the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Our sponsor is Omnichannel Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (“Initial Public Offering”) was declared effective November 19, 2020. On November 24, 2020, we consummated our Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of approximately $7.0 million in deferred underwriting commissions. We granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. The Underwriters partially exercised the over-allotment option and on November 30, 2020, the underwriters purchased an additional 650,000 Units (the “Over-Allotment Units”), generating gross proceeds of $6.5 million, and incurred additional offering costs of $357,500 in underwriting fees (inclusive of $227,500 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million. Simultaneously with the closing of the Over-Allotment on November 30, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 130,000 Private Placement Warrants by the Sponsor, generating gross proceeds to us of $130,000.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Termination of Proposed Business Combination

On July 19, 2021, we entered into a business combination agreement with Omnichannel Merger Sub, Inc., a wholly owned subsidiary of Omnichannel (“Merger Sub”), and Kin Insurance, Inc., a Delaware corporation (“Kin”) (the “Kin Business Combination Agreement”).

On January 26, 2022, we entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) with Merger Sub and Kin, pursuant to which the parties agreed to mutually terminate the Kin Business Combination Agreement. The termination of the Kin Business Combination Agreement was effective as of January 26, 2022.

For additional information regarding the agreement, see our Current Reports on Form 8-K filed by us on July 19, 2021, January 26, 2022 and January 27, 2022 for more information.

Going Concern Consideration

As of March 31, 2022, we had approximately $15,000 in cash and a working capital deficit of approximately $3.0 million (not including franchise tax obligations of approximately $50,000 that may be paid using interest income on the proceeds held in the Trust Account).

Our liquidity needs have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Note from the Sponsor of approximately $105,000 to us prior to the consummation of the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on November 24, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On September 10, 2021, the Sponsor agreed to provide up to $300,000 in Working Capital Loans to the Company, and, on November 11, 2021, the Sponsor committed to provide up to an additional $700,000 in Working Capital Loans to the Company for an aggregate amount of up to $1.0 million in Working Capital Loans, in each case in order to finance our working capital needs (including transaction costs in connection with a Business Combination) (the foregoing, the “Sponsor Loan Commitment”). As described above, up to $1.0 million of the Sponsor Loan Commitment may be convertible into warrants to purchase our Class A common stock at a conversion price of $1.00 per warrant. As of March 31, 2022, we borrowed from the Sponsor the amount of $790,000 under the Sponsor Loan Commitment, which amount remains outstanding.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation, the Initial Public Offering, and since such offering, the search for a target for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments from the proceeds held in Trust Account.

For the three months ended March 31, 2022, we had a net income of approximately $6.4 million, which consisted of an approximately $6.7 million change in fair value of derivative warrant liabilities and approximately $44,000 of income from our investments held in the Trust Account, which were partially offset by approximately $374,000 in general and administrative expenses, $12,000 in general and administrative expenses - related party and approximately $50,000 in franchise tax expenses.

For the three months ended March 31, 2021, we had a net income of approximately $8.1 million, which consisted of an approximately $8.1 million change in fair value of derivative warrant liabilities and approximately $69,000 of income from our investments held in the Trust Account, which were partially offset by approximately $1.0 million in general and administrative expenses, $12,000 in general and administrative expenses - related party and approximately $50,000 in franchise tax expenses.

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

Administrative Services Agreement

We entered into an agreement that provided that, commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we shall pay the Sponsor a total of $4,000 per month for office space, secretarial, expense for period and administrative services provided to members of our management team. We incurred $12,000 in expenses in connection with such services for each of the three months ended March 31, 2022 and 2021, which are included in administrative expenses - related party on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were outstanding balances of approximately $13,000 and $9,000 for such fees, respectively, in “Accounts payable – related party,” as reflected in the accompanying condensed consolidated balance sheets.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

The 10,325,000 warrants issued in connection with the Public Offering (the “Public Warrants”) and the 6,130,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants and Private Warrants was measured by reference to the listed price in an active market for the Public Warrants, the closing price of the warrants on NYSE as of March 31, 2022 and December 31, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 20,650,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Net Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares: Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. We do not consider the effect warrants sold in the Public Offering and the Private Placement, an aggregate of 16,455,000 warrants, would have on diluted net income per share if exercised to purchase the Company’s Class A common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 24, 2020, its annual consolidated financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACS, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

Dated: May 13, 2022	OMNICHANNEL ACQUISITION CORP.

	By:	/s/ Matt Higgins
	Name:	Matt Higgins
	Title:	Chief Executive Officer